Form 10QSB/A
period 1995-12-31
AGRIBIOTECH INC
filed 1996-05-15
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                              FORM 10-QSB/A NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                    to
                                    ------------------    --------------------


              Commission file number           0-19352
                                     --------------------------



                               AGRIBIOTECH, INC.
       (Exact name of small business issuer as specified in its charter)

              Nevada                                         85-0325742
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                       Identification No.)


    Quail Park West, 2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120
                   (Address of principal executive offices)

                                (702) 798-1969
                          (Issuer's telephone number)



     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X    NO      .
           -----     -----

     As of February 9, 1995, the Registrant had 7,567,200 shares of Common Stock, par value $.001 per share, issued and outstanding.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                              ASSETS


                                                                  December 31,   June 30,
                                                                      1995         1995
                                                                  ------------  -----------
Current assets:

     Cash and cash equivalents                                        $663,871    1,422,943
     Notes receivable from sale of stock                               161,023    1,083,027
     Accounts receivable                                             1,884,045      953,251
     Inventories                                                     5,260,942    1,819,159
     Other                                                             304,771       46,703
                                                                   -----------    ---------
             Total current assets                                    8,274,652    5,325,083
                                                                   -----------    ---------

Property, Plant and Equipment:
     Land                                                              794,500      244,500
     Building                                                        3,193,796    1,250,770
     Equipment                                                       2,289,775      669,158
                                                                   -----------    ---------
                                                                     6,278,071    2,164,428
     Less accumulated depreciation                                     260,133       72,163
                                                                   -----------    ---------
             Total property, plant and equipment                     6,017,938    2,092,265
                                                                   -----------    ---------

Intangible assets, net of accumulated amortization
     of $639,466 at December 31, 1995 and $572,951 at                  472,281      164,874
     June 30, 1995.

Notes receivable from sale of stock                                         --      350,140

Other assets                                                            86,951       81,640
                                                                   -----------    ---------
Total Assets                                                       $14,851,822    8,014,002
                                                                   ===========    =========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  December 31,      June 30,
                                                                     1995            1995
                                                                  ------------    ----------
Current liabilities:
     Short-term debt                                               $ 2,576,914       564,291
     Current installments of long-term debt                            701,133       123,057
     Accounts payable                                                2,686,091       702,576
     Accrued liabilities                                               884,490       143,386
                                                                   -----------    ----------
             Total current liabilities                               6,848,628     1,533,310

Long-term debt, excluding current installments                       1,497,549       148,057
                                                                   -----------    ----------
             Total liabilities                                       8,346,177     1,681,367
                                                                   -----------    ----------
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized
       10,000,000 shares; none issued.                                      --            --
     Common stock, $.001 par value.  Authorized
       30,000,000 shares; issued and outstanding
       7,567,200 at December 31, 1995 and
       7,145,200 shares at June 30, 1995                                 7,567         7,145
     Capital in excess of par value                                 14,883,164    13,742,327
     Accumulated (deficit)                                          (8,096,986)   (6,387,184)
                                                                   -----------    ----------
                                                                     6,793,745     7,362,288
     Deferred compensation                                            (276,560)     (358,640)
     Notes receivable from sale of stock                               (11,540)     (671,013)
                                                                   -----------    ----------
             Total stockholders' equity                              6,505,645     6,332,635
                                                                   -----------    ----------
Total Liabilities and Stockholder's Equity                         $14,851,822     8,014,002
                                                                   ===========    ==========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                Three Month Period Ended           Six Month Period Ended
                                              -----------------------------     -----------------------------
                                              December 31,     December 31,     December 31,     December 31,
                                                 1995             1994             1995             1994
                                              ------------     ------------     ------------     ------------
Sales                                           $4,463,644          472,353        6,932,674          469,282
Cost of sales                                    3,388,669          269,788        5,239,454          265,147
                                                ----------        ---------       ----------        ---------
        Gross profit                             1,074,975          202,565        1,693,220          204,135
                                                ----------        ---------       ----------        ---------
Operating expenses:
    Regulatory expenses                              4,369          100,107           61,386          196,748
    Amortization expense                            34,210           22,659           65,815           45,076
    Research and development                        10,001           10,803           15,105           74,065
    Warehouse and distribution                     401,228               --          801,546               --
    Selling and marketing                          384,530           40,185          769,807          130,764
    General and administrative                   1,109,211           66,133        1,627,064          201,155
                                                ----------        ---------       ----------        ---------
        Total operating expenses                 1,943,549          239,887        3,340,723          647,808
                                                ----------        ---------       ----------        ---------
        (Loss) from operations                    (868,574)         (37,322)      (1,647,503)        (443,673)
                                                ----------        ---------       ----------        ---------

Other income (expense):

    Interest expense                               (41,156)          (4,256)         (54,249)          (8,723)
    Interest income                                  6,495            9,524           20,771           22,821
    Other                                          (31,952)              --          (28,821)              --
                                                ----------        ---------       ----------        ---------
        Total other income (expense)               (66,613)           5,268          (62,299)          14,098
                                                ----------        ---------       ----------        ---------
Net (loss)                                       ($935,187)         (32,054)      (1,709,802)        (429,575)
                                                ==========        =========       ==========        =========
Shares of common stock used in
  computing loss per share                       7,326,057        4,240,000        7,235,134        4,223,478
                                                ==========        =========       ==========        =========

        Net (loss) per share                        ($0.13)           (0.01)           (0.24)           (0.10)
                                                ==========        =========       ==========        =========

                See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                         Common Stock       Capital in                                    Notes
                                    ---------------------   Excess of    Accumulated     Deferred     Receivable From
                                     Shares        Amount   Par Value     (Deficit)    Compensation    Sale of Stock      Total
                                    ---------      ------   ----------   -----------   ------------   ---------------   ----------
Balance at June 30, 1995            7,145,200      $7,145   13,742,327    (6,387,184)      (358,640)      (671,013)      6,332,635

Common stock issued for:
  Services                             10,000          10       31,490            --             --             --          31,500
  Notes                               412,000         412    1,297,388            --             --     (1,297,800)             --
Reduction of notes for:
  Services                                 --          --           --            --             --         28,959          28,959
  Cash                                     --          --           --            --             --        580,603         580,603
  Acquisitions                             --          --     (343,777)           --             --      1,503,447       1,159,670
Increase in repayment amount of
  notes receivable                         --          --      155,736            --             --       (155,736)             --
Deferred compensation earned               --          --           --            --         82,080             --          82,080
Net (loss)                                 --          --           --    (1,709,802)            --             --      (1,709,802)
                                    ---------      ------   ----------    ----------       --------     ----------      ----------
Balance at December 31, 1995        7,567,200      $7,567   14,883,164    (8,096,986)      (276,560)       (11,540)      6,505,645
                                    =========      ======   ==========    ==========       ========     ==========      ==========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Six Month Period Ended
                                                           -------------------------------------
                                                           December 31,             December 31,
                                                               1995                     1994
                                                           ------------             ------------
Cash flows from operating activities:
   Net (loss)                                               $(1,709,802)                (429,575)
   Adjustments to reconcile net (loss) to net cash
     flows from operating activities:
        Amortization                                             66,515                   45,076
        Depreciation                                            187,970                    2,335
        Common stock for services                               142,539                   40,409
        Changes in assets and liabilities excluding
          effects of acquisitions:
            Accounts receivable                                 (52,522)                (472,380)
            Inventories                                      (2,515,747)                  17,069
            Other assets                                       (153,006)                  18,973
            Accounts payable                                  1,786,821                   60,595
            Accrued liabilities                                 682,667                   (1,605)
                                                            -----------                ---------
          Net cash flows from operating activities           (1,564,565)                (719,103)
                                                            -----------                ---------
Cash flows from investing activities:
   Additions to property, plant and equipment                  (361,781)                 (27,398)
   Additions to intangible assets                              (373,922)                 (10,217)
   Acquisitions                                              (1,434,732)                      --
                                                            -----------                ---------
          Net cash flows from investing activities           (2,170,435)                 (37,615)
                                                            -----------                ---------
Cash flows from financing activities:
   Net proceeds of short-term debt                            1,592,709                       --
   Repayments of long-term debt                                (119,388)                (106,389)
   Proceeds from exercise of warrants                                --                  140,000
   Payments received on notes receivable from
     sale of stock                                            1,502,607                  323,927
                                                            -----------                ---------
          Net cash flows from financing activities            2,975,928                  357,538
                                                            -----------                ---------
Net decrease in cash and cash equivalents                      (759,072)                (399,180)
Cash and cash equivalents at beginning of period              1,422,943                  580,003
                                                            -----------                ---------
Cash and cash equivalents at end of period                  $   663,871                  180,823
                                                            ===========                =========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Month Peried Ended
                                                                     ------------------------------------
                                                                     December 31              December 31
                                                                         1995                     1994
                                                                     -----------              -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                         $   27,904                   59,578
                                                                      ==========                   ======
Non cash investing and financing activities:
   Debt issued in connection with acquisitions                        $1,250,000                       --
   Increase in warrant exercise price                                    155,736                       --
   Receivable from exercise of warrants                                1,297,800                       --
   Reduction of notes receivable for acquisitions                      1,853,587                       --
   Notes receivable from sale of stock                                   161,023                   85,000
   Discount on notes receivable from sale of stock                       343,777                       --
                                                                      ==========                   ======

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                               $    5,641                       --
   Accounts receivable                                                   878,272                       --
   Inventories                                                           926,036                       --
   Property, plant and equipment                                       3,751,862                       --
   Other assets                                                          110,373                       --
   Accounts payable and accrued expenses                                 255,131                       --
   Long-term and short-term debt                                       1,216,870                       --
                                                                      ----------                   ------
         Net assets acquired                                          $4,200,183                       --
                                                                      ==========                   ======

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

===============================================================================
(1)       PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
          ----------------------------------------------

          The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and six month periods ended December 31, 1995 and 1994, respectively. The results of operations are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

          Effective June 30, 1995, the Company changed its fiscal year end from September 30 to June 30 since that date better reflects the natural business year of the seed business.

          As described below, the Company acquired Clark Seeds, Inc. (Clark
Seed), whose results of operations were first included with those of the Company in its Form 10-QSB for the quarter ended December 31, 1995. During the preparation of the Company's March 31, 1996 Form 10-QSB, several errors were discovered in the manner in which Clark Seed's results of operations had been reported by the Company in the quarter ended December 31, 1995. These errors, which were primarily related to the manner in which Clark Seed reported inventory purchases and the related cost of sales, are corrected herein. The effect on the Company's results of operations is an increase in the Company's net loss of $465,183, or $0.07 per share, for both the three-month period and six-month period ended December 31, 1995. In addition, several items relating to Clark Seed were misclassified in the December 31, 1995 balance sheet which have been corrected by reclassifying such items herein.

(2)       ACQUISITIONS
          ------------

          The Company purchased substantially all of the assets of Halsey Seed Company ("Halsey") effective July 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $1,122,793 includes inventory, accounts receivable, prepaid assets, and fixed assets, net of accounts payable and certain assumed liabilities. The purchase price was paid through cash of $772,653 and 87,535 shares of the Company's common stock valued at $350,140. The Company's common stock is subject to a "lock-up agreement" through March 1996.

          The Company purchased substantially all of the assets of Arnold-Thomas Seed Service, Inc. (Arnold-Thomas) effective October 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $927,389 includes inventory, accounts receivable, prepaid assets and fixed assets, net of accounts payable and certain assumed liabilities. The purchase price was paid through cash of $666,524 and 105,450 shares of the Company's common stock valued at $259,671. The Company's common stock is subject to a "lock-up agreement" through December 1997.

          The Company purchased all of the capital stock of Clark Seed effective October 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $2,150,000 was paid through 400,000 shares of ABT common stock valued at $900,000 and promissory notes of $1,250,000. The Company's common stock is subject to a "lock-up agreement" through December 1997.

          During the nine month period ended June 30, 1995, the Company consummated acquisitions of Scott Seed Company, Seed Resource, Inc., and Hobart Seed Company. Unaudited pro-forma results of operations assuming these and the above acquisitions had occurred at the beginning of the period presented is as follows:


                               Three Month Period Ended           Six Month Period Ended
                               ------------------------           -----------------------
                                  December 31, 1994        December 31, 1995      December 31, 1994
                                  -----------------        -----------------      -----------------

Revenue                              $3,828,738                $ 7,731,235            $ 7,897,777
Net earnings(loss)                   $ (291,436)               $(1,547,308)           $(1,224,851)
Net earnings(loss) per share         $    (0.05)               $     (0.20)           $     (0.20)

        In connection with the acquisitions, the former owners of these entities received common stock of the Company that is subject to "lock-up agreements" which limit the amount of common stock that the former owners of these entities can sell within specified time periods. In addition, the Company has guaranteed the net proceeds to be received by certain of the former owners of these entities from the sale

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

===============================================================================
of the common stock during the lock up periods. At December 31, 1995, the remaining amounts on such guarantees are as follows:

                                                              End of
                                                             "Lock-up
                                           Guaranteed       Agreement"
                                Shares     net, proceeds      period
                                ------     -------------    ----------

   Scott Seed Company           63,500        $ 92,159      January 1996
   Seed Resource, Inc.         108,335         409,256      May 1996
   Hobart Seed Company         147,451         470,000      August 1998

Any difference between the guaranteed net proceeds and the net proceeds received by the previous owners of the above entities will be paid in cash by the Company. The closing price for the Company's common stock on February 9, 1996 was $2.375 per share and the range of closing prices have been as follows:


                                              High       Low
                                              ----       ---

     July 1, 1995 - September 30, 1995        $5.4375    $3.0625
     October 1, 1995 - December 31, 1995      $3.75      $1.688
     January 1, 1996 - February 9, 1996       $2.75      $1.8125

Substantially all of the fixed assets of the Company's respective subsidiaries secure the above guaranteed net proceeds.


(3)       SHORT-TERM DEBT
          ---------------

          The Company has a $2,000,000 line of credit with a bank. The amount available under the line of credit is limited to the sum of 80 percent of the Company's eligible receivable less than 90 days old and 65 percent of the value of inventory. The Company had $2,000,000 outstanding under this line of credit at December 31, 1995. The line of credit bears interest at the banks reference rate plus 1.5 percent and is secured by inventory, receivable, equipment, and intangibles. The line of credit expires on February 29, 1996. In addition, Clark Seed has a revolving line of credit for up to $721,000 of which $576,914 was outstanding at December 31, 1995. This line of credit expires October 1, 1996, bears interest at a variable rate which was 8.95 percent at December 31, 1995 and is secured by Clark Seed's accounts receivable, inventory and equipment.

(4)       LONG TERM DEBT
          --------------

          In connection with the acquisition of Clark Seed, the Company assumed long-term debt of $784,711. The debt was for equipment, note payable to a stockholder and note payable to Farm Credit secured by Clark Seed's land and buildings. The interest rates on the notes vary from 7.95% to 9.75% and the terms of the notes vary from one year to twelve years.

          Additionally, in connection with the Clark Seed acquisition, ABT entered into note agreements with the previous owners of Clark Seed for $1,250,000. The notes bear interest at an average rate of approximately 10 percent, and are due from April 1996 through January 1998.

(5)       CAPITAL STOCK
          -------------

          On October 10, 1995, the Company called all of its 422,000 outstanding Class A Warrants. The Company paid warrant holders $.01 per warrant for A Warrants not exercised by November 8, 1995. All of the warrants were then exercised by "stand-by purchasers" who paid cash, signed promissory notes or agreed to perform services. The warrants were exercised at $3.50 per share less a 10% commission.

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

===============================================================================

          In connection with the acquisitions of Arnold-Thomas and Clark Seed $1,503,447 of notes receivable for sale of stock were satisfied by note holders transferring 505,405 shares of stock to the previous owners of Arnold-Thomas and Clark Seed. To facilitate this transfer the notes receivable for sale of stock were discounted by $343,777 to reflect the current market price of the stock.


          In order to fully implement the Company's acquisition plans, the Company is attempting to complete additional equity and debt funding. The Company has signed an Engagement Letter with a major financial institution as financial advisor and agent concerning a funding of up to $15,000,000 in the form of mezzanine financing on a "best efforts" basis. Terms and the type of offering will be mutually negotiated as due diligence on the Company and possible acquisitions progress. The Company is also negotiating a substantial increase in its bank line of credit, which the Company expects to receive. The Company also has B and C Warrants which would generate $28,250,000 if exercised at current exercise prices, of which there is no assurance.

(5)       PENDING ACQUISITIONS
          --------------------

          The Company is continuing to perform due diligence and negotiate for the purchase of additional regional companies specializing in the forage and turf seed business.

          The Company has signed a letter of intent, which is currently being re-negotiated, to purchase the inventory and fixed assets of a seed company with operations in Arizona, California and Mexico. This acquisition will provide the Company a forage, turf and vegetable marketing base in the southwestern United States.

          On October 26, 1995, the Company signed a letter of intent to purchase the inventory, fixed assets and proprietary rights of a regional seed company located in Texas. This acquisition will give the Company access to proprietary varieties of sorghum sudan hybrids and pearl millets. Production and marketing operations will be folded into the Company's wholly owned subsidiary, Seed Resource, Inc. for efficiency.

          The total purchase price of these acquisitions before renegotiations, is approximately $3,000,000 which will be paid through approximately $2,400,000 of cash and $600,000 of the Company's common stock. The Company's stock is generally valued based on the average market value for the last five days prior to the closing date. In addition, the Company's stock issued in connection with these acquisitions may be subject to a "lock-up agreement".

          The Company expects to close on each of the above acquisitions; however, due diligence continues until a closing is consummated. Therefore, there is no assurance that each potential acquisition will close. To date, the Company has closed on seven of nine acquisitions which were at the same stage.

(6)       SUBSEQUENT EVENTS
          -----------------

          On January 5, 1996, the Company entered into a consulting agreement to assist the Company with investor communications and relations. The term of the agreement is eighteen months. In consideration of the agreement, the Company has granted the consultant a five year option to purchase 2,000,000 shares of the Company's common stock options exercisible at $1.81 which equaled the market price at that time. In July 1996, 1,500,000 options become exercisable with the remaining 500,000 options becoming exercisable in July 1997.


                -----------------------------------------------

Part 1.   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


          The following discussion and analysis should be used in conjunction with the Unaudited Financial Statements and notes thereto which have been restated as described in Note 1 of Notes to Consolidated Financial Statements. The Company is a specialized distributor of forage and turf grass seed. The Company had limited revenues until January 1, 1995, when it commenced an acquisition program and acquired all or part of various regional seed companies. The Company's business strategy is to acquire reputable, regionally based companies with proprietary products and established production and distribution channels in their respective markets to enable the Company to be vertically integrated in the forage and turf grass seed business.

MATERIAL CHANGES IN FINANCIAL CONDITION

          The Company had working capital of $1,426,024 at December 31, 1995, as compared to working capital of $3,791,773 at June 30, 1995. In addition, the Company had an increase in stockholders' equity of $173,010 during the Six-Month period ended December 31, 1995 ("Six-Month Period 1996"). The decrease in working capital is primarily a result of acquisitions made by the Company (see the notes to the unaudited consolidated financial statements). The increase in stockholders' equity is primarily a result of payment received on promissory notes from the exercise of warrants and acquisitions made by the Company (see the notes to the unaudited consolidated financial statements), offset by a net loss for the Six-Month Period 1996 of $1,709,802.

          During the Six-Month Period 1996, the Company had net deficit cash flows from operating activities of $1,564,565, as compared to net deficit cash flows from operating activities of $719,103 during the Six-Month Period ended December 31, 1994 ("Six-Month Period 1995"). The deficit cash flows from operating activities during the Six-Month Period 1996 is a result of the Company's net loss of $1,709,802, changes in current assets and liabilities and adjustments to reconcile net loss to net deficit cash flows from operating activities, including amortization and depreciation.

          During the Six-Month Period 1996, the Company had net deficit cash flows from investing activities of $2,170,435. The deficit is the result of $361,781 in payments for equipment, $373,922 in payments for intangible assets and $1,434,732 for acquisitions.

          During the Six-Month Period 1996, the Company reported net cash flows from financing activities of $2,975,928 which included $1,592,709 in proceeds from the lines of credit and $1,502,607 in payments on notes receivable for stock, net of $119,388 of repayments of debt.

          The Company is considering additional equity funding efforts, including, but not limited to, the exercise of existing warrants. If all warrants issued by the Company are exercised, of which there is no assurance, they would generate $28,250,000. In addition, the Company has signed an Engagement Letter with a major financial institution as financial advisor and agent concerning a funding of up to $15,000,000 in the form of mezzanine funding on a "best efforts" basis. Terms and the type of offering will be mutually negotiated as due diligence on the Company and possible acquisitions progress. The proceeds on those proposed financing would be used principally for working capital, inventory and the acquisition of seed companies.

          The Company and its subsidiaries have a $2,000,000 line of credit with Bank of America (Nevada). The amount available under the line of credit as amended, is limited to a combination of 80% of the balance due on eligible accounts receivable and 65% of the value of eligible inventory. The Company had $2,000,000 outstanding under this line of credit at December 31, 1995. The line of credit bears interest at the bank's reference rate plus 1.5% and is secured by inventory, accounts receivable, intangibles and equipment of the Company and certain of its subsidiaries. The line of credit expires February 29, 1996.

The Company is negotiating a substantial increase in its bank line of credit, which the Company expects to receive. In addition, Clark Seed, Inc. has a revolving line of credit for up to $721,000 of which $576,914 was outstanding at December 31, 1995. This line of credit expires October 1, 1996, bears interest at a variable rate which was 8.95% at December 31, 1995 and is secured by Clark Seed's accounts receivable, inventory and equipment.
MATERIAL CHANGES IN RESULTS OF OPERATIONS

          During the three-month period ended December 31, 1995 ("Second Quarter 1996"), the Company finalized the acquisition of two regionally based production seed companies, Arnold Thomas Seed Services, Inc. and Clark Seeds, Inc.
Arnold Thomas had sales of approximately $2.2 million for the fiscal year ended May 31, 1995 and Clark Seed had sales of approximately $4.4 million for the fiscal year ended May 31, 1995. During the Second Quarter 1996, the Company had revenues of $4,463,644 and for the Six-Month Period 1996 had revenues of $6,932,674 through its wholly owned subsidiaries.

          The cost of revenues for the Company's products amounted to $5,239,454 for the Six-Month Period 1996 and $3,388,669 for the Second Quarter 1996, and included such costs as the cost of product, packaging and shipping. Gross margin was 24% and 24% respectively. The Second Quarter 1996 revenues were primarily from the sale of a variety of field seeds, wheat and corn seed.

          The company had general and administrative expenses of $1,627,064 for the Six-Month Period 1996 which is an increase of $1,425,909 over the Six-Month Period 1995. Of this total, $82,080 is for vesting of employee stock for employees hired to facilitate acquisitions and the remainder includes investment banking fees, professional fees, promotional expenses, salaries, warehousing and rent.

          The Company had regulatory expenses of $61,386 and $196,748 during the Six-Month Period 1996 and Six -Month Period 1995, respectively. These expenses include salaries and services rendered by consultants. This decrease resulted from the completion of field trials for FDA approval of the Company's proprietary product, Bloatenz Plus.

          Research and development expenditures decreased by $58,960 during the Six-Month Period 1996 over the Six-Month Period 1995 and decreased by $802 during the Second Quarter 1996 over the three-month period ended December 31, 1994 ("Second Quarter 1995"). These decreases are primarily a result of expenses for consultants, design and materials associated with the Company's proprietary liquid dispensing device, the PDS-1000.

          The Company had selling and marketing expenses of $384,530 during the Second Quarter 1996 and $769,807 for the Six-Month Period 1996 as compared to $40,185 and $130,764 in corresponding periods. The increase in these expenses for the Second Quarter 1996 and for the Six-Month Period 1996 is due to the addition of seed operations, while the expenses for the prior two periods only included salaries, advertising and marketing material for the Company's Graze N Hay TM product line.

          As a result of the foregoing, the Company incurred a net loss of $1,709,802 or $.24 loss per share, for the Six-Month Period 1996, as compared to a net loss of $429,575, or $.10 per share for the Six-Month Period 1995. The Company incurred a net loss of $935,187 or $.13 per share, for the Second Quarter 1996 and $32,054 or $.01 per share for the Second Quarter 1995, respectively. The net loss was primarily due to expenses associated with raising capital, promotional expenses, salaries and financing of a start up seed company and vesting of employee stock for key employees at the corporate level hired to facilitate acquisitions.

          Management does not believe that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits
          --------
             27     Financial Data Schedule

          During the three-month period ended December 31, 1995, the Company filed a Form 8-K in connection with the acquisition of Arnold Thomas Seed Services, Inc. on February 1, 1996.


               -------------------------------------------------

                                  SIGNATURES


          In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .



          AGRIBIOTECH, INC.,


      May 14, 1996                     By:  /s/ Henry A. Ingalls
- - -----------------------                     --------------------------------
Date                                        Henry A. Ingalls
                                            Vice-President/Chief
                                            Financial Officer