Form 10QSB
period 1996-03-31
AGRIBIOTECH INC
filed 1996-05-15
CIK 876320

                United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                    to
                                    ------------------    --------------------


                 Commission file number        0-19352
                                        ------------------------


                               AGRIBIOTECH, INC.
       (Exact name of small business issuer as specified in its charter)

                 Nevada                                  85-0325742
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


     Quail Park West, 2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120
                    (Address of principal executive offices)

                                 (702) 798-1969
                          (Issuer's telephone number)



     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  [X]    NO      .
          -----      -----

     As of May 10,1996, the Registrant had 7,729,543 shares of Common Stock, par value $.001 per share, issued and outstanding.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                                            Pro Forma
                                                                            March 31,
                                                                               1996        March 31,     June 30,
                                                                            (Note 5)         1996          1995
                                                                           -----------    ----------    ---------
Current assets:

     Cash and cash equivalents                                             $ 1,663,395       185,518    1,422,943
     Notes receivable from sale of stock                                           --            --     1,083,027
     Accounts receivable                                                     7,128,392     7,128,392      953,251
     Inventories                                                             9,875,200     9,875,200    1,819,159
     Other                                                                     372,059       372,059       46,703
                                                                           -----------    ----------    ---------
             Total current assets                                           19,039,046    17,561,169    5,325,083
                                                                           -----------    ----------    ---------

Property, plant and equipment                                                7,945,416     7,945,416    2,164,428
Less accumulated depreciation                                                  385,477       385,477       72,163
                                                                           -----------    ----------    ---------
             Net property, plant and equipment                               7,559,939     7,559,939    2,092,265
                                                                           -----------    ----------    ---------

Intangible assets, net of accumulated amortization                           1,013,456     1,013,456      164,874


Notes receivable from sale of stock                                                --            --       350,140

Other assets                                                                   142,924       142,924       81,640
                                                                           -----------    ----------    ---------
Total Assets                                                               $27,755,365    26,277,488    8,014,002
                                                                           ===========    ==========    =========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            Pro Forma
                                                                            March 31,
                                                                              1996         March 31,     June 30,
                                                                            (Note 5)         1996         1995
                                                                           -----------    ----------     --------
Current liabilities:
     Short-term debt                                                       $ 5,085,334     3,585,334      564,291
     Current installments of long-term debt                                    571,133     1,101,133      123,057
     Accounts payable                                                        5,980,507     5,980,507      702,576
     Accrued liabilities                                                       907,878       907,878      143,386
     Amount due in connection with acquisitions                                   --       6,709,159         --
                                                                           -----------    ----------   ----------
             Total current liabilities                                      12,544,852    18,284,011    1,533,310

Long-term debt, excluding current installments                               1,092,911     1,092,911      148,057
                                                                           -----------    ----------   ----------
             Total liabilities                                              13,637,763    19,376,922    1,681,367
                                                                           -----------    ----------   ----------
Stockholders' equity:
     Preferred stock, $.01 par value.  Authorized
        10,000,000 shares; none issued (pro forma 7,425 shares)              7,425,000          --            --
     Common stock, $.001 par value.  Authorized
        30,000,000 shares; issued and outstanding
        7,567,200 at March 31, 1996 (pro forma 7,729,543
        shares) and 7,145,200 shares at June 30, 1995                            7,730         7,567        7,145
     Capital in excess of par value                                         15,080,653    15,288,780   13,742,327
     Accumulated (deficit)                                                  (8,352,760)   (8,352,760)  (6,387,184)
                                                                           -----------    ----------   ----------
                                                                            14,160,623     6,943,587    7,362,288
     Deferred compensation                                                     (43,021)      (43,021)    (358,640)
     Notes receivable from sale of stock                                          --            --       (671,013)
                                                                           -----------    ----------   ----------
             Total stockholders' equity                                     14,117,602     6,900,566    6,332,635
                                                                           -----------    ----------   ----------
Total Liabilities and Stockholders' Equity                                 $27,755,365    26,277,488    8,014,002
                                                                           ===========    ==========   ==========


          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                       Three-Month Period Ended              Nine-Month Period Ended
                                                    ------------------------------          -------------------------
                                                      March 31,          March 31,           March 31,      March 31,
                                                        1996               1995                1996           1995
                                                     ----------          ---------          ----------     ----------
Sales                                                $9,743,741          1,507,356          16,676,415      1,976,638
Cost of sales                                         7,142,298          1,106,767          12,381,752      1,371,914
                                                     ----------          ---------          ----------     ----------
        Gross profit                                  2,601,443            400,589           4,294,663        604,724
                                                     ----------          ---------          ----------     ----------
Operating expenses:
    Regulatory expenses                                  19,809            210,220              81,195        406,968
    Amortization expense                                 10,917             15,215              76,732         60,291
    Research and development                             11,033             10,890              26,138         84,955
    Warehouse and distribution                          759,691                --            1,561,237            --
    Selling and marketing                               740,986            113,298           1,510,793        244,062
    General and administrative                        1,118,629            679,699           2,745,693        880,854
                                                     ----------          ---------          ----------     ----------
        Total operating expenses                      2,661,065          1,029,322           6,001,788      1,677,130
                                                     ----------          ---------          ----------     ----------
        (Loss) from operations                          (59,622)          (628,733)         (1,707,125)    (1,072,406)
                                                     ----------          ---------          ----------     ----------

Other income (expense):

    Interest expense                                   (215,925)            (4,755)           (270,174)       (13,478)
    Interest income                                      10,180              3,467              30,951         26,288
    Other                                                 9,593                 97             (19,228)            97
                                                     ----------          ---------          ----------     ----------
        Total other income (expense)                   (196,152)            (1,191)           (258,451)        12,907
                                                     ----------          ---------          ----------     ----------
Net (loss)                                            ($255,774)          (629,924)         (1,965,576)    (1,059,499)
                                                     ==========          =========          ==========     ==========
Shares of common stock used in
  computing loss per share                            7,567,200          4,794,644           7,345,419      4,415,686
                                                     ==========          =========          ==========     ==========

        Net (loss) per share                             ($0.03)             (0.13)              (0.27)         (0.24)
                                                     ==========          =========          ==========     ==========

         See accompanying notes to  consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                           Common Stock        Capital in                                 Notes
                                       --------------------     Excess of   Accumulated    Deferred    Receivable From
                                         Shares      Amount     Par Value    (Deficit)   Compensation   Sale of Stock     Total
                                       ---------     ------     ----------  -----------  ------------  ---------------  ---------
  Balance at June 30, 1995             7,145,200     $7,145     13,742,327   (6,387,184)   (358,640)      (671,013)     6,332,635

  Common stock issued for:
      Services                            10,000         10         31,490          --          --             --          31,500
      Notes                              412,000        412      1,297,388          --          --      (1,297,800)           --
  Reduction of notes for:
       Services                              --         --             --           --          --          40,499         40,499
       Cash                                  --         --             --           --          --         580,603        580,603
       Acquisitions                          --         --        (343,777)         --          --       1,503,447      1,159,670
  Increase in repayment amount of
        notes receivable                     --         --         155,736          --          --        (155,736)           --
  Restructuring of employee
       stock options                         --         --         220,000          --      260,000            --         480,000
  Options issued for services                --         --         185,616          --          --             --         185,616
  Deferred compensation earned               --         --             --           --       55,619            --          55,619
  Net (loss)                                 --         --             --    (1,965,576)        --             --      (1,965,576)
                                       ---------     ------     ----------  -----------  ----------     ----------     ----------
  Balance at March 31, 1996            7,567,200     $7,567     15,288,780   (8,352,760)    (43,021)           --       6,900,566
                                       =========     ======     ==========  ===========  ==========     ==========     ==========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine-Month Period Ended
                                                                             -------------------------------------
                                                                               March 31,                 March 31,
                                                                                 1996                      1995
                                                                             ------------               ----------
Cash flows from operating activities:
        Net (loss)                                                           $ (1,965,576)              (1,059,499)
        Adjustments to reconcile net (loss) to net cash
            flows from operating activities:
                Amortization                                                       76,732                   67,805
                Depreciation                                                      313,314                   27,374
                Common stock for services                                         127,618                  202,959
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                                    (4,226,125)                (727,709)
                        Inventories                                            (3,413,510)                 224,044
                        Other assets                                               17,366                  (36,724)
                        Payables                                                4,858,152                  142,792
                        Accrued liabilities                                       633,062                  (15,988)
                                                                             ------------               ----------
                   Net cash flows from operating activities                    (3,578,967)              (1,174,946)
                                                                             ------------               ----------
Cash flows from investing activities:
        Additions to property, plant and equipment                               (491,145)                 (39,634)
        Additions to intangible assets                                           (353,314)                 (11,337)
        Acquisitions                                                           (1,434,732)              (1,453,246)
                                                                             ------------               ----------
                   Net cash flows from investing activities                    (2,279,191)              (1,504,217)
                                                                             ------------               ----------
Cash flows from financing activities:
        Net proceeds of short-term debt                                         2,601,129                     --
        Repayments of short-term debt                                                --                   (138,008)
        Repayments of long-term debt                                             (124,026)                (106,389)
        Proceeds from exercise of warrants                                           --                  2,140,000
        Restructuring of employee stock options                                   480,000                     --
        Payments received on notes receivable from
          sale of stock                                                         1,663,630                  654,430
                                                                             ------------               ----------
                  Net cash flows from financing activities                      4,620,733                2,550,033
                                                                             ------------               ----------
Net decrease in cash and cash equivalents                                      (1,237,425)                (129,130)
Cash and cash equivalents at beginning of period                                1,422,943                  580,003
                                                                             ------------               ----------
Cash and cash equivalents at end of period                                   $    185,518                  450,873
                                                                             ============               ==========

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Nine Month Period Ended
                                                                             -------------------------------------
                                                                               March 31,                 March 31,
                                                                                 1996                      1995
                                                                             ------------               ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $    102,709                   68,589
                                                                             ============               ==========
Non cash investing and financing activities:
   Debt issued in connection with acquisitions                               $  1,250,000                      --
   Amount due in connection with acquisitions                                   4,871,587                      --
   Increase in warrant exercise price                                             155,736                      --
   Receivable from exercise of warrants                                         1,297,800                4,914,000
   Reduction of notes receivable for acquisitions                               1,853,587                1,174,000
   Options granted for services                                                   185,616                      --
   Notes receivable from sale of stock                                            161,023                   85,000
   Discount on notes receivable from sale of stock                                343,777                      --
                                                                             ============               ==========

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                                      $      5,641                   29,165
   Accounts receivable                                                          1,949,016                1,206,383
   Inventories                                                                  4,642,531                1,977,518
   Property, plant and equipment                                                5,289,843                1,214,010
   Intangible assets                                                              572,000                      --
   Other assets                                                                   218,390                      --
   Accounts payable and accrued expenses                                        2,388,781                1,345,165
   Long-term and short-term debt                                                1,216,870                   50,000
                                                                             ------------               ----------
         Net assets acquired                                                 $  9,071,770                3,031,911
                                                                             ============               ==========

          See accompanying notes to consolidated financial statements

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

===============================================================================
(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
     ----------------------------------------------

     The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and nine-month periods ended March 31, 1996 and 1995. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

     Effective June 30, 1995, the Company changed its fiscal year end from September 30 to June 30 since that date better reflects the natural business year of the seed business.


(2)  ACQUISITIONS
     ------------

     The Company purchased substantially all of the assets of Halsey Seed Company (Halsey) effective July 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $1,122,793 includes inventory, accounts receivable, prepaid assets, and fixed assets, net of accounts payable and certain assumed liabilities. The purchase price was paid through cash of $772,653 and 87,535 shares of the Company's common stock valued at $350,140.

     The Company purchased substantially all of the assets of Arnold-Thomas Seed Service, Inc. (Arnold-Thomas) effective October 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $926,195 includes inventory, accounts receivable, prepaid assets and fixed assets, net of accounts payable and certain assumed liabilities. The purchase price was paid through cash of $666,524 and 105,450 shares of the Company's common stock valued at $259,671. The Company's common stock is subject to a "lock-up agreement" through December 1997.

     The Company purchased all of the capital stock of Clark Seeds, Inc. (Clark
Seed) effective October 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $2,150,000 was paid through 400,000 shares of the Company's common stock valued at $900,000 and promissory notes of $1,250,000. The Company's common stock is subject to a "lock-up agreement" through December 1997.

     The Company purchased certain assets of Doug Conlee Seed Company (Conlee) effective January 1, 1996. The transaction was recorded using the purchase method of accounting. The purchase price of $639,606 includes inventory, prepaid assets, fixed assets and proprietary rights to certain crop varieties. The purchase price was paid in cash. In addition, the Company must pay the seller 20 percent of the net margin, after expenses, from the business transferred to the Company through December 31, 1998.

     The Company purchased substantially all of the assets of Beachley-Hardy Seed, a division of Research Seeds, Inc., (Beachley-Hardy) effective February 1, 1996. The transaction was recorded using the purchase method of accounting. The net purchase price of $4,231,981 includes inventory, accounts receivable, prepaid assets, fixed assets and trademark rights, less accounts payable and certain assumed liabilities. The purchase price was paid through cash and 162,343 shares of the Company's common stock valued at $608,786. The Company's common stock is subject to a "lock-up agreement" through January 1997.

                      AGRIBIOTECH, INC., AND SUBSIDIARIES
                   NOTES TO CONSOIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================
     At March 31, 1996, the Company owed the sellers of Conlee and Beachley-Hardy $6,709,159 related to those acquisitions, including $1,837,572 for operational items incurred subsequent to the effective dates of the acquisitions. Subsequent to March 31, 1996, the Company satisfied these obligations through the issuance of 162,343 shares of the Company's common stock valued at $608,786 and the remainder in cash.

     During the nine month period ended June 30, 1995, the Company consummated acquisitions of Scott Seed Company, Seed Resource, Inc., and Hobart Seed Company. Unaudited pro-forma results of operations assuming these and the previously described acquisitions had occurred at the beginning of the period presented is as follows:

                                       Three-Month Period Ended                       Nine-Month Period Ended
                                        ------------------------                      -----------------------
                                  March 31, 1996        March 31, 1995            March 31, 1996        March 31, 1995
                                  --------------       ---------------            ---------------       ---------------

Revenue                           $10,175,561           $10,955,496                $20,250,641           $21,157,714
Net earnings(loss)                $  (534,946)          $  (159,434)               $(2,944,041)          $(2,782,943)
Net earnings(loss) per share      $     (0.07)          $     (0.03)               $     (0.38)          $     (0.48)

     In connection with the acquisitions, the former owners received common stock of the Company that is subject to "lock-up agreements" which limit the amount of common stock that the former owners can sell within specified time periods. In addition, the Company has guaranteed the net proceeds to be received by certain of the former owners of these entities from the sale of the common stock during the lock up periods. At March 31, 1996, the remaining amounts on such guarantees are as follows:

                                                            End of
                                                           "Lock-up
                                           Guaranteed     Agreement"
                                Shares    net, proceeds     period
                                -------   -------------   -----------
- - ----
       Seed Resource, Inc.       98,335     $399,167      May 1996
       Hobart Seed Company      139,451      439,000      August 1998

     Any difference between the guaranteed net proceeds and the net proceeds received by the previous owners of the above entities will be paid in cash by the Company. Substantially all of the fixed assets of the Company's respective subsidiaries secure the guaranteed net proceeds. The closing price for the Company's common stock on May 9, 1996 was $4.125 per share and the range of closing prices have been as follows:

                                        High       Low
                                       -------   -------

July 1, 1995 - September 30, 1995      $5.4375   $3.0625
October 1, 1995 - March 31, 1996       $4.0625   $1.625
April 1, 1996 - May 9, 1996            $4.9375   $3.50



     The Company is continuing to perform due diligence and negotiate for the purchase of additional regional companies specializing in the forage and turf seed business and has one letter of intent for a minor acquisition as of May 9, 1996.

(3)  SHORT-TERM DEBT
     ---------------

     At March 31, 1996, the Company had a $2,000,000 line of credit with a bank. The amount available under the line of credit is limited to the sum of 80 percent of the Company's eligible receivables less than 90 days old and 65 percent of inventory. The Company had $2,000,000 outstanding

                      AGRIBIOTECH, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================
under this line of credit at March 31, 1996. The line of credit bears interest at the bank's reference rate plus 1.5 percent and is secured by inventory, receivables, equipment, and intangibles. Subsequent to March 31, 1996, the bank increased the amount of the line of credit to $4,500,000 and extended the line of credit through November 30, 1996. The extended line of credit has the same basic terms as the prior agreement except that borrowings are limited to 70 percent of eligible receivables and 50 percent of eligible inventory.

     In addition, Clark Seed has a revolving line of credit for up to $721,000 of which $585,334 was outstanding at March 31, 1996. This line of credit expires October 1, 1996, bears interest at a variable rate which was 8.45 percent at March 31, 1996 and is secured by Clark Seed's accounts receivable, inventory and equipment.

(4)  LONG TERM DEBT
     --------------

     In connection with the acquisition of Clark Seed, the Company assumed long-term debt of $784,711. The debt was for equipment, note payable to a stockholder and note payable to Farm Credit. The interest rates on the notes range from 7.95% to 9.75% and the terms of the notes range from one year to twelve years.

     Additionally, in connection with the Clark Seed acquisition, the Company entered into note agreements with the previous owners of Clark Seed aggregating $1,250,000. The notes bear interest at an average rate of approximately 10 percent, and are due from April 1996 through January 1998. Subsequent to March 31, 1996, payments of $450,000 were made on this debt.

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

     In connection with the acquisitions of Arnold-Thomas and Clark Seed, $1,503,447 of notes receivable for sale of stock were satisfied by note holders transferring 505,450 shares of stock to the previous owners of Arnold-Thomas and Clark Seed. To facilitate the Clark Seed transfer, the notes receivable for sale of stock were discounted by $343,777 to reflect the then current market price of the stock.

     In order to fully implement the Company's acquisition plans, the Company is attempting to obtain additional equity and debt funding. In April 1996, the Company completed a private placement of convertible preferred stock and issued 7,425 shares of Class B Convertible Preferred Stock. The Company received cash proceeds, after commissions, of $6,608,250 from the issuance of the convertible preferred stock. The convertible preferred stock is not entitled to a dividend and is not mandatorily redeemable by the Company. The convertible preferred stock has an aggregate liquidation preference of $7,425,000, plus a premium of 10 percent per annum from the date of issuance. The convertible preferred stock is convertible into common stock for the amount of the aggregate liquidation preference, including the 10 percent per annum premium, based on a formula under which the conversion price is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount, which initially is $6.00 per share and escalates to $8.00 per share over four years. In the event of a conversion when the average closing price of the Company's common stock is $3.75 per share or lower, the Company has the option of redeeming, at the average closing price, the common stock issuable upon conversion. The convertible preferred stock will convert into common stock after being outstanding four years if it has not been previously converted.

     The Company also has Class B and C Warrants which would generate $28,250,000 if exercised at current exercise prices, of which there is no assurance.

                      AGRIBIOTECH, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
===============================================================================
     On January 5, 1996, the Company entered into an eighteen-month consulting agreement to assist the Company with investor communications and relations. In consideration of the agreement, the Company has granted the consultant a five-year option to purchase 2,000,000 shares of the Company's common stock exercisable at $1.81 per share which equaled the market price at the grant date. In July 1996, 1,500,000 options become exercisable with the remaining 500,000 options becoming exercisable in July 1997. The Company has determined that the value of the investor communications and relations services to be received under this agreement is $108,000, which is being amortized over the term of the agreement.

     In March 1996, the Company entered into an agreement, pending the completion of the convertible preferred stock issuance described above, under which the Company borrowed $1,000,000 from an individual, who is also a stockholder of the Company. The loan was repaid from the proceeds of the convertible preferred stock offering. Under the agreement, interest was paid on the loan at 9 percent per annum and the lender was granted a five year option to purchase 500,000 shares of the Company's common stock exercisable at $2.50 per share which equaled the market price at the grant date. The Company has imputed $27,616 of additional interest expense under this agreement to reflect the relative risk undertaken by the lender. In addition, the Company granted a five year option to purchase 250,000 shares of the Company's common stock exercisable at $2.50 per share to the agent for the lender. The Company determined that the compensation attributable to the agent's services was $50,000, which is being amortized over the term of the loan agreement.

     In December 1995, February 1996 and March 1996, the Company granted options for the purchase of an aggregate of 5,500,000 shares of the Company's common stock to officers of the Company. These options are exercisable at prices ranging from $2.00 to $3.00, which equaled the market at the dates of grant, and expire ten years from the date of grant. The options become exercisable over periods of five to ten years, with those becoming exercisable over ten years being subject to accelerated exercisability if the Company achieves certain levels of revenues.

(6)  PRO FORMA PRESENTATION
     ----------------------

     The pro forma balance sheet as of March 31, 1996 presents the historical March 31, 1996 balance sheet adjusted to reflect the following events, which are described above and occurred subsequent to March 31, 1996, as if those events had occurred on March 31, 1996:

     (i) the net proceeds of $6,608,250 from the issuance of $7,425,000 of Class B Convertible Preferred Stock;

     (ii) the additional proceeds of $2,500,000 drawn on Company's increased line of credit;

     (iii) the payment of $6,709,159 due to the sellers in the Conlee and Beachley-Hardy acquisitions through the issuance of 162,343 shares of the Company's common stock valued at $608,786 and $6,100,373 in cash from the proceeds of (i) and (ii);

     (iv) the repayment of $1,000,000 of short-term debt and $530,000 of current installments of long-term debt from the proceeds of (i) and (ii).


                  -------------------------------------------

PART 1. ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto. The Company is a specialized distributor of forage and turf grass seed. The Company had limited revenues until January 1, 1995, when it commenced an acquisition program and acquired all or part of various regional seed companies. The Company's business strategy is to acquire reputable, regionally based companies with proprietary products and established production and distribution channels in their respective markets to enable the Company to be vertically integrated in the forage and turf grass seed business.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The Company had a working capital deficit of $722,842 at March 31, 1996, as compared to working capital of $3,791,773 at June 30, 1995. The working capital deficit was primarily due to the amount due in connection with acquisitions of $6,709,159 at March 31, 1996. Subsequent to March 31, 1996, the Company received net proceeds of $6,608,250 from a private placement of convertible preferred stock and $2,500,000 from an increase in its line of credit with a bank (see notes 3 and 5 of notes to unaudited consolidated financial statements). On a pro forma basis reflecting these additional fundings and the utilization of the proceeds, as described in note 6 of notes to unaudited consolidated financial statements, the Company had working capital of $6,494,194.

     The Company had an increase in stockholders' equity of $567,931 during the nine-month period ended March 31, 1996 (Nine-Month Period 1996). The increase in stockholders' equity is primarily a result of the issuance of common stock upon the exercise of warrants in exchange for notes receivable and the satisfaction of the notes in cash or in connection with acquisitions, offset by the net loss for the Nine-Month Period 1996 of $1,965,576. On a pro forma basis at March 31, 1996, reflecting the issuance of convertible preferred stock and the issuance of common stock valued at $608,786 in partial satisfaction of the amount due in connection with acquisitions, the Company's stockholders' equity was $14,117,602.

     During the Nine-Month Period 1996, the Company had net deficit cash flows from operating activities of $3,578,967, as compared to net deficit cash flows from operating activities of $1,174,946 during the nine-month period ended March 31, 1995 (Nine-Month Period 1995). The deficit cash flows from operating activities during the Nine-Month Period 1996 is a result of the Company's net loss of $1,965,576, changes in current assets and liabilities (primarily increases in accounts receivable, inventories and payables due to acquisitions made by the Company, as well as increased activity caused by the seasonality of the Company's business) and adjustments to reconcile net loss to net deficit cash flows from operating activities, including amortization and depreciation.

     During the Nine-Month Period 1996, the Company had net deficit cash flows from investing activities of $2,279,191. The deficit is the result of $491,145 in payments for equipment, $353,314 in payments for intangible assets and $1,434,732 for acquisitions. Subsequent to March 31, 1996, the Company extinguished the amount due in connection with acquisitions through the payment of cash and the issuance of common stock.

     During the Nine-Month Period 1996, the Company had net cash flows from financing activities of $4,620,733 which included $2,601,129 in proceeds from short-term debt, $1,663,630 in payments on notes receivable for stock, net of $124,026 of repayments of long-term debt. As described above, subsequent to March 31, 1996, the Company received net proceeds of $6,608,250 from a private placement of convertible preferred stock and $2,500,000 from an increase in its line of credit with a bank, as well as issuing common stock valued at $608,786.

     In order to fully implement the Company's acquisition plans, the Company is attempting to obtain additional equity and debt funding, including, but not limited to, the exercise of existing warrants. If all warrants issued by the Company are exercised at their current exercise prices, of which there is no assurance, they would generate $28,250,000. In addition, the Company has signed an Engagement Letter with a major financial institution as financial advisor and agent concerning a funding of up to $15,000,000 in the form of mezzanine funding on a "best efforts" basis. The company is currently re-evaluating the need for this mezzanine funding. The proceeds of additional financings would be used principally for working capital, inventory and the acquisition of seed companies.

     At March 31, 1996, the Company and its subsidiaries had a $2,000,000 line of credit with Bank of America (Nevada) which was fully utilized. The Company subsequently negotiated an increase in the line of credit to $4,500,000 and extended it through November 30, 1996. The amount available under the line of credit, as amended, is limited to a combination of 70% of eligible accounts receivable and 50% of eligible inventory. The line of credit bears interest at the bank's reference rate plus 1.5% and is secured by inventory, accounts receivable, intangibles and equipment of the Company and of certain of its subsidiaries.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     As a result of the Company's acquisition program referred to above, the Company has acquired all or parts of nine regional seed businesses since January 1, 1995, which are described in the notes to the Company's consolidated financial statements included herein and in the Company's June 30, 1995 Form 10-KSB. All of the acquisitions have been recorded using the purchase method of accounting. Accordingly, the Company's results of operations for periods in the current fiscal year are significantly different than those in the prior fiscal year due to the results of the acquired companies being included from the effective dates of the acquisitions. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

     During the three-month period ended March 31, 1996 (Third Quarter 1996), the Company finalized the acquisition of two regionally based seed distribution companies, Doug Conlee Seed Company (Conlee) and Beachley-Hardy Seed (Beachley-Hardy). Conlee had sales of approximately $1 million for fiscal year ended December 31, 1995, and Beachley-Hardy had sales of approximately $9 million for its fiscal year ended December 31, 1995. During the Third Quarter 1996 and the Nine-Month Period 1996, the Company had revenues of $9,743,741 and $16,676,415 through its wholly owned subsidiaries. These amounts represent substantial increases over the amounts for the corresponding periods in the prior year of $1,507,356 and $1,976,638 primarily due to the Company's acquisitions of regional seed companies.

     The cost of revenues for the Company's products amounted to $7,142,298 and $12,381,752 for the Third Quarter 1996 and the Nine-Month Period 1996 and included such costs as the cost of product, packaging and shipping. Gross profit was 27% and 26% respectively.

     The Company had general and administrative expenses of $1,118,629 and $2,745,693 for the Third Quarter 1996 and the Nine-Month Period 1996 which are increases of $438,930 and $1,864,839 over the corresponding periods in the prior year. The general and administrative expenses include salaries, occupancy costs, professional fees, promotional expenses, and other administrative costs all of which increased substantially in the 1996 periods due to inclusion of the companies acquired.

     The Company had regulatory expenses of $81,195 and $406,968 during the Nine-Month Period 1996 and Nine-Month Period 1995. These expenses include salaries and services rendered by consultants. This decrease resulted from the completion of field trials for FDA approval of the Company's proprietary product, Bloatenz Plus. The FDA has indicated that it will require the Company to perform additional tests before it will approve the sale of Bloatenz Plus in the United States. The Company is currently concentrating its management efforts on the seed business and, therefore, is not currently inclined to expend additional financial and management resources to pursue approval of Bloatenz Plus for sale in the United States. However, the Company is continuing its marketing efforts in Mexico and expects to receive approval for marketing in Argentina in the near future. These foreign markets, where the approval process is not as expensive and time consuming as in the United States, should provide the Company with sufficient revenues to recover the related costs, including those amounts capitalized as intangible assets.

     Research and development expenditures decreased by $58,817 during the Nine-Month Period 1996 over the Nine-Month Period 1995. This decrease is primarily a result of diminishing expenses for consultants, design and materials associated with the Company's proprietary liquid dispensing device, the PDS-1000.

     The Company had selling and marketing expenses of $740,986 during the Third Quarter 1996 and $1,510,793 for the Nine-Month Period 1996 as compared to $113,298 and $244,062 in the corresponding periods in the prior year. The increase in these expenses for the Third Quarter 1996 and for the Nine-Month Period 1996 is due to the acquisitions of regional seed companies, while the expenses for the prior periods were primarily salaries, advertising and marketing material for the Company's Graze N Hay TM product line and included only limited seed operations.

     As a result of the foregoing, the Company incurred a net loss of $1,965,576, or $.27 per share, for the Nine-Month Period 1996, as compared to a net loss of $1,059,499, or $.24 per share, for the Nine-Month Period 1995. The Company incurred a net loss of $255,774, or $.03 per share, for the Third Quarter 1996 and $629,924, or $.13 per share, for the three-month period ended March 31, 1995. The net loss for periods in 1996 was primarily due to costs inherent in the Company's business strategy of acquiring regional seed companies. As the Company grows rapidly through acquisitions, it must incur costs to identify and analyze appropriate acquisition candidates in addition to raising capital to finance the acquisitions. In addition, the Company incurs significant costs in salaries, promotional expenses, and financing as the acquired companies are assimilated into the Company in an orderly manner. The corporate infrastructure has been ramped up ahead of buildup in revenues from acquisitions in order to ensure effective, orderly growth.

     Management does not believe that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact over the next year.


- - --------------------------------------------------------------------------------

                                    PART II


Item 1. Legal Proceedings

     On February 9, 1996, Jonathan R. Curshen commenced a lawsuit in the United States District Court, Middle District of Florida, against the Company, John C. Francis and Johnny R. Thomas, officers of the Company, and Tammie Winfield (a shareholder). The plaintiff is seeking unspecified compensatory and punitive damages based upon an alleged repudiation of an agreement to sell plaintiff shares of Common Stock of the Company. The Company and the other defendants have denied the allegations and are vigorously defending the lawsuit. The Company believes that the lawsuit has no merit.


Item 2. Changes in Securities

     As the Company reported on a Current Report on Form 8-K, dated April 12, 1996, which Form 8-K is hereby incorporated herein by reference, subsequent to the end of the three-month period ended March 31, 1996, the Company completed a private placement of 7,425 shares of Series B Convertible Preferred Stock ("Preferred Stock").

     Each share of Preferred stock has a liquidation preference of $1,000 plus a premium equal to 10% per annum of the original issue price, which premium is also payable upon conversion in additional shares of Common Stock. In the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of the Preferred Stock will be entitled to receive their liquidation preference prior to the distribution of any assets or funds to the holders of Common Stock.

     The Preferred Stock is convertible (35% after June 1, an additional 35% after July 1, and the remaining 30% after July 31, 1996) into shares of Common Stock at a conversion price which is equal to the lesser of: (i) 80% of the average closing bid price of the Common Stock over the five trading days immediately preceding the date of conversion, or (ii) $6.00 per share, subject to adjustment. Based on the closing bid price of the Common Stock over the five trading days preceding May 10, 1996, the number of shares that would be issued upon full conversion of the Common Stock would be 2,343,344, or about 23.3% of the outstanding shares of Common Stock. The issuance of a large number of shares of Common Stock upon conversion would affect the existing holders of shares by diluting the voting power of their Common Stock.


Item 3. Defaults upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security-Holders

     The Company's Annual Meeting of Shareholders was held on February 16, 1996. All of the incumbent directors of the Company were re-elected at the Meeting, as follows:

                                   VOTES CAST

                        FOR      AGAINST    WITHHELD
NOMINEES             ELECTION    ELECTION   AUTHORITY

Johnny Thomas        4,768,396      5,200       5,225
Scott J. Looms       4,768,396      5,200       5,225
John C. Francis      4,768,396      5,200       5,225

     In addition, the following votes were cast with respect to the appointment of KPMG Peat Marwick LLP as the Company's auditors for the year ending June 30, 1996.

     FOR: 4,768,396   AGAINST: 5,200    ABSTAIN: 5,225


Item 5. Other Information


(a) Acquisition of Assets of Doug Conlee Seed Co., Inc. ("Conlee").

     On April 12, 1996, the Company, through its subsidiary Seed Resource, Inc., Completed the acquisition of certain assets of Conlee including inventory, breeding program germplasm and proprietary varieties and trademarks, pursuant to an Asset Purchase Agreement, effective as of January 1, 1996, by and among Conlee, Seed Resource, Inc. and the Company. The aggregate purchase price was $639,606, plus three annual payments of 20% of the net margin attributable to the business transferred.

     Conlee's business consists of wholesale and retail farm seed sales, in the United States and Mexico, of a wide range of products including sorghum, sudangrass, millets, rye, hybrid sorgo sudangrass and sumac. Conlee's operations are located in the State of Texas.


(b) Acquisition of Assets of Beachley-Hardy Seed ("BH").

     On May 2, 1996, the Company, through its subsidiary, Halsey Seed Company, Inc. ("Halsey"), completed the acquisition of substantially all of the assets of BH, a division of Research Seeds, Inc. ("RSI"), pursuant to an Asset Purchase Agreement, effective as of February 1, 1996 (the "Purchase Agreement"), by and among RSI, Halsey and the Company. The aggregate purchase price, net of assumed liabilities of $761,359 (the "Purchase Price"), was $4,231,981, as adjusted, payable in cash in the amount of $3,623,195 and with 162,343 shares of Common Stock of the Company, valued at $608,786. The cash funds used for the acquisition were obtained primarily from a private placement of securities as well as from operations.

     BH is engaged in wholesale and retail farm seed sales, primarily in the Eastern United States, of a wide range of products including hybrid seed corn, alfalfa, small grains, soybeans, soil erosion material, forage seeds, vegetable seeds, sorghums, turf seeds and inoculate. BH's operations are headquartered in the Commonwealth of Pennsylvania.

     Financial information regarding the acquisition:

     (i) Financial Statements of Business Acquired.

     It is impracticable for the Company to file the financial information of the business acquired from BH at this time. Such information will be filed by amendment to this Form 10-Q within the applicable time period required for disclosure of such information by Current Report Form 8-K instructions.

     (ii) Pro-forma financial information.

     It is impracticable for the Company to file the pro-forma financial information required under the instructions of Current Report Form 8-K at this time. Such information will be filed by amendment to this Form within the applicable time period required for disclosure of such information by Current Report Form 8-K instructions.

(c) Credit Line Amendment

     Effective May 1, 1996, the Company amended certain terms of its revolving credit line with Bank of America Nevada ("BOA"). BOA increased the line of credit to an amount equal to the lesser of (i) $4,500,000 or (ii) a formula based on the value of inventory and receivables. The line of credit expires November 30, 1996. Outstanding balances bear interest at 1.5% plus BOA's "reference rate." An annual loan fee of $10,000 is due, and there is an "unused commitment" fee of .5% per annum. The loan is secured by all personal property of the Company and its subsidiaries.

     Proceeds for the loan may be used only for working capital purposes, and the Company must maintain a consolidated tangible net worth of at least $11,000,000. The Company may not incur additional debt in excess of $1,000,000 in the aggregate without the written consent of BOA, among other restrictions.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         1  Purchase Agreement for BH acquisition.

         2  Omitted Schedules and Exhibits to the Purchase Agreement.

         3 Employment Agreement between the Company and Henry A. Ingalls, dated February 13, 1996.

        27  Financial Data Schedule

     (b) One report on Form 8-K was filed during the quarter for which this Report is filed, reporting an acquisition of assets on February 1, 1996, under
Item 2 thereof.

                                  SIGNATURES


     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AGRIBIOTECH, INC.,



May 14, 1996                                By:  /s/ Henry A. Ingalls
- - -----------                                     -------------------------
Date                                             Henry A. Ingalls,
                                                 Vice-President/CFO