Form 10QSB/A
period 1996-03-31
AGRIBIOTECH INC
filed 1996-07-12
CIK 876320

                United States Securities and Exchange Commission
                            Washington, D.C.  20549


                         FORM 10-QSB/A AMENDMENT NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


       For the transition period from             to
                                      ------------   ------------

          Commission file number      0-19352
                                 -----------------


                               AGRIBIOTECH, INC.
       (Exact name of small business issuer as specified in its charter)

            Nevada                                  85-0325742
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)              Identification No.)


     Quail Park West, 2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120
                    (Address of principal executive offices)

                                 (702) 798-1969
                          (Issuer's telephone number)


     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X   NO
         -----   ------.

     As of May 10, 1996, the Registrant had 7,729,543 shares of Common Stock, par value $.001 per share, issued and outstanding.

EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-QSB for the quarter ended March 31, 1996 of AgriBioTech, Inc., a Nevada corporation (the "Company"), is submitted in order to provide the Financial Statements and pro forma financial information regarding the acquisition of Beachley-Hardy Seed Company discussed in Item 5 below which was omitted from the Form 10-QSB originally filed. Therefore, the Company hereby amends its Form 10-QSB in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

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

     Financial information regarding the acquisition:

     (i)  Financial Statements of Business Acquired.

          The financial information of the business acquired from BH is being filed by this amendment and included following Item 6.

     (ii) Pro-forma financial information.

          The pro-forma financial information required under the instructions of Current Report Form 8-K is being filed by this amendment and is included following Item 6.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits


      1       Purchase Agreement for BH acquisition.*

      2       Omitted Schedules and Exhibits to the Purchase Agreement.*

      3 Employment Agreement between the Company and Henry A. Ingalls, dated February 13, 1996.*

      23      Independent Auditors' Consent.

      27      Financial Data Schedule.*


      (b) One report on Form 8-K was filed during the quarter for which this Report is filed, reporting an acquisition of assets on February 1, 1996, under
Item 2 thereof.

__________________________
* Previously filed with Form 10-QSB for the quarterly period ended March 31, 1996.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The Board of Directors
Beachley Hardy Seed Company:

We have audited the accompanying balance sheets of Beachley Hardy Seed Company (A Division of Research Seeds, Inc.) as of December 31, 1995 and 1994, and the related statements of operations and division equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of Beachley Hardy Seed Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beachley Hardy Seed Company (A Division of Research Seeds, Inc.) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                    KPMG Peat Marwick LLP


May 24, 1996

                          BEACHLEY HARDY SEED COMPANY
                      (A DIVISION OF RESEARCH SEEDS, INC.)

                                 Balance Sheets

                           December 31, 1995 and 1994

                              Assets                                      1995           1994
                              ------                                      ----           ----
Current assets:
  Cash                                                                 $   220,699         4,120
  Trade accounts receivable, less allowance for doubtful
    receivables of $174,820 in 1995 and $150,000 in 1994                 1,061,246     1,958,225
  Inventories                                                            3,223,872     2,997,136
  Prepaid expenses and other current assets                                186,503       303,315
                                                                       -----------    ----------
           Total current assets                                          4,692,320     5,262,796

Notes receivable                                                           119,242        62,221

Property, plant and equipment, at cost, net (note 2)                     1,138,786     1,233,517

Intangible assets, net of accumulated amortization of
  $272,724 in 1995 and $176,334 in 1994                                    758,276       854,666
                                                                       -----------    ----------
                                                                       $ 6,708,624     7,413,200
                                                                       ===========    ==========

         Liabilities and Division Equity (Deficit)
         -----------------------------------------

Current liabilities:
  Accounts payable                                                     $   498,375       792,678
  Accrued expenses and other liabilities                                   287,433       225,726
  Intercompany payables                                                  9,864,735     8,979,218
  Note payable (note 3)                                                    250,000       250,000
                                                                       -----------    ----------
           Total current liabilities                                    10,900,543    10,247,622

Division equity (deficit)                                               (4,191,919)   (2,834,422)

Commitments and subsequent event (notes 4 and 8)                       -----------    ----------
                                                                       $ 6,708,624     7,413,200
                                                                       ===========    ==========

See accompanying notes to financial statements.

                          BEACHLEY HARDY SEED COMPANY
                      (A DIVISION OF RESEARCH SEEDS, INC.)

             Statements of Operations and Division Equity (Deficit)

                 For the years ended December 31, 1995 and 1994


                                                          1995          1994
                                                          ----          ----

Net sales                                             $ 9,683,578    12,720,864

Cost of sales                                           7,577,924     8,999,703
                                                      -----------    ----------
           Gross profit                                 2,105,654     3,721,161

Operating expenses                                      3,125,492     3,575,732
                                                      -----------    ----------
           Income (loss) from operations               (1,019,838)      145,429
                                                      -----------    ----------
Other income (expense):
  Interest expense                                       (429,090)     (486,394)
  Other                                                    91,431        69,305
                                                      -----------    ----------
           Total other income (expense)                  (337,659)     (417,089)
                                                      -----------    ----------
           Net (loss)                                  (1,357,497)     (271,660)

Division equity (deficit) at beginning of period       (2,834,422)   (2,562,762)
                                                      -----------    ----------

Division equity (deficit) at end of period            $(4,191,919)   (2,834,422)
                                                        =========     =========

See accompanying notes to financial statements.

                          BEACHLEY HARDY SEED COMPANY
                      (A DIVISION OF RESEARCH SEEDS, INC.)

                            Statements of Cash Flows

                 For the years ended December 31, 1995 and 1994


                                                                              1995          1994
                                                                          ----------     ----------

Cash flows from operating activities:
  Net (loss)                                                              $(1,357,497)    (271,660)
  Adjustments to reconcile net (loss) to net cash provided
    by operating activities:
      Depreciation and amortization                                           333,074      276,560
      Gain on sale of equipment                                               (10,146)      (9,079)
      Changes in assets and liabilities:
        Trade accounts receivable                                             896,979     (461,645)
        Notes receivable                                                      (57,021)     (20,014)
        Inventories                                                          (226,736)   1,076,900
        Prepaid expenses and other current assets                             116,812      630,736
        Accounts payable                                                     (294,303)    (631,924)
        Intercompany payables                                                 885,517     (639,075)
        Accrued expenses                                                       61,707      277,434
                                                                          -----------    ---------
           Total adjustments                                                1,705,883      499,893
                                                                          -----------    ---------
           Net cash provided by operating activities                          348,386      228,233
                                                                          -----------    ---------

Cash flows from investing activities:
  Additions to property, plant and equipment                                 (191,662)    (300,257)
  Proceeds from sale of equipment                                              59,855       36,344
                                                                          -----------    ---------
           Net cash used in investing activities                             (131,807)    (263,913)
                                                                          -----------    ---------

Net increase (decrease) in cash                                               216,579      (35,680)

Cash at beginning of period                                                     4,120       39,800
                                                                          -----------    ---------

Cash at end of period                                                     $   220,699        4,120
                                                                          ===========    =========

Noncash financing activities - contingent payment in connection with
  acquisition of Beachley Hardy Seed Company (note 3)                     $   --           250,000
                                                                          ===========    =========


See accompanying notes to financial statements.

                          BEACHLEY HARDY SEED COMPANY
                      (A DIVISION OF RESEARCH SEEDS, INC.)

                         Notes to Financial Statements

                           December 31, 1995 and 1994



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Business
          --------

        Beachley Hardy Seed Company (the "Division"), was a division of Research
          Seeds, Inc. ("Research Seeds") until January 31, 1996 (note 8). Research Seeds is a wholly owned subsidiary of Land O' Lakes. The Division is primarily engaged in distribution of various varieties of farm seed, including corn, soybeans, alfalfa, forages, and turf grasses. The Division distributes the majority of its products under the HYTEST, Beachley Hardy and Royal brand names to the retail seed market through store dealers.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Inventories
          -----------

        Inventories, primarily consisting of seed products and supplies, are valued at the lower of actual cost or market.

        The Division purchased inventory from related companies of approximately
          $698,000 and $2,097,000 during 1995 and 1994, respectively.

     (c)  Depreciation and Amortization
          -----------------------------

        Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets ranging between 3 to 20 years using the straight line method.

     (d)  Intangible Assets
          -----------------

        Intangible assets consist of a covenant not to compete and goodwill.
          The intangible assets originated in 1992 in connection with Research Seed's acquisition of Beachley Hardy Seed Company and HYTEST Seeds, Inc. The covenant not to compete is amortized over the term of the agreement (3 years) using the straight line method. Goodwill is amortized over 15 years using the straight line method.



                                                                     (Continued)

                          BEACHLEY HARDY SEED COMPANY
                     (A Division of Research Seeds, Inc.)

                         Notes to Financial Statements

     (e)  Income Taxes
          ------------

        Income taxes are accounted for under Statement of Financial Accounting
          Standards No. 109 "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        Through January 31, 1996, the Division was included in the consolidated tax return of Land O' Lakes. Income tax expense or benefit applicable to the Division has been computed on a stand alone basis.

     (f)  Revenue Recognition
          -------------------

        The Division recognizes revenue on sales of its product when the product is shipped from the warehouse, reduced by a reserve for estimated returns.

(2)  Property, Plant and Equipment
     -----------------------------

   A summary of property, plant and equipment is as follows:

                                      December 31
                                      -----------
                                   1995         1994
                                   ----         ----

Land and land improvements       $  135,000     145,005
Building                            721,846     683,249
Equipment                         1,188,376   1,202,242
                                 ----------   ---------
                                  2,045,222   2,030,496
Accumulated depreciation            906,436     796,979
                                 ----------   ---------

                                 $1,138,786   1,233,517
                                 ==========   =========


                                                                     (Continued)

                          BEACHLEY HARDY SEED COMPANY
                     (A DIVISION OF RESEARCH SEEDS, INC.)

                         Notes to Financial Statements

(3)  Note Payable
     ------------

   During 1992, Research Seeds acquired Beachley Hardy Seed Company. In connection with this acquisition there was a contingent obligation of $500,000, which would be due in the future dependant upon accomplishment of certain performance objectives. In 1993, $250,000 of this contingent obligation became due and was paid, and recorded as goodwill. During 1994, the Division determined that the remaining contingent obligation of $250,000 would become payable. This obligation was recorded in 1994 as additional goodwill and a note payable. At the time of AgriBioTech, Inc.'s
     (ABT) purchase of Beachley Hardy (see note 8) the $250,000 note payable was paid by Research Seeds.

(4)  Lease Commitments
     -----------------

   The Division leases a warehouse facility under a noncancelable operating lease. Monthly lease payments of $2,680 are required through February 1997. Total lease expense for the years ended December 31, 1995 and 1994 was $51,192 and $76,196, respectively.

(5)  Income Taxes
     ------------

   The Division, if treated as a stand alone entity, has incurred losses for income tax purposes. Utilization of these losses as carryforwards to offset future taxable income is dependent on the Division having taxable income. The net operating losses will expire, if unable to be utilized, as follows:

                                    Year             Amount
                                    ----             ------

                                    2008          $ 2,487,000
                                    2009              126,000
                                    2010            1,310,000
                                  =======         ===========

The components of deferred tax assets (liabilities) are as follows:

                                                            December 31
                                                            -----------
                                                         1995          1994
                                                         ----          ----


 Net operating loss carryforward                      $ 1,334,000     888,600
 Allowance for doubtful receivables                        59,000      51,000
 Depreciation                                             (27,000)     (8,800)
                                                       ----------     -------
                                                        1,366,000     930,800
  Less valuation allowance                             (1,366,000)   (930,800)
                                                       ----------     -------
  Net deferred tax assets                              $       --          --
                                                       ==========     =======

                                                                     (Continued)

                          BEACHLEY HARDY SEED COMPANY
                     (A DIVISION OF RESEARCH SEEDS, INC.)

                         Notes to Financial Statements

   The tax benefit of the net operating loss carryforward has been fully offset by a valuation allowance since the Division cannot currently conclude that it is more likely than not that the benefit will be realized. The net operating losses cannot be transferred with the Division since the Division is a division of Research Seeds (note 8).

(6)  Benefit Plans
     -------------

   Division employees can participate in a defined contribution plan offered through Land O' Lakes. Employees can contribute up to 16 percent of their salary. The Division matches 50 percent of the employees contribution up to 6 percent of the employees salary.

   In addition, Land O' Lakes has a defined benefit retirement plan which covers all eligible Division employees not participating in a labor negotiated plan. Plan benefits are generally based on years of service and employees' compensation during the last years of employment. Funds are contributed to trustees as necessary to provide for current service costs and for any unfunded projected benefit obligation over a reasonable period.

   In connection with the two benefit plans, the Division made contributions of $80,640 in 1995 and $87,999 in 1994.

(7)  Fair Value of Financial Instruments
     -----------------------------------

   The carrying amount of cash, trade accounts receivables, accounts payable and accrued expenses approximate fair value due to the short maturity periods of these instruments.

   The notes receivable, intercompany payables and notes payable approximate fair value as they bear interest which approximate current market rates.

(8)  Subsequent Event
     ----------------

   Effective February 1, 1996, Research Seeds entered into an agreement with ABT to sell substantially all the assets of the Division to ABT. The transaction was recorded using the purchase method of accounting. The purchase price was $4,231,981 which includes inventory, accounts receivable, prepaid assets and fixed assets and trademark rights, net of accounts payable and certain assumed liabilities. The transaction was financed through issuing 162,343 shares of ABT common stock valued at $608,786 and cash of $3,623,195.

                            AGRIBIOTECH, INC. (ABT)
                          SCOTT SEED COMPANY (SCOTT),
                           SEED RESOURCE, INC. (SRI),
                           HOBART SEED COMPANY (HSC),
                         HALSEY SEED COMPANY (HALSEY),
                        ARNOLD-THOMAS SEED SERVICE, INC.
                      (ATSS), CLARK SEEDS, INC. (CSI) AND
                       BEACHLEY-HARDY SEED COMPANY (B-H)

                    Pro Forma Combined Summary of Operations
                                  (Unaudited)



The following pro forma combined summary of operations combines the results of operations of ABT, Scott, SRI, HSC, Halsey and B-H for the nine-month period ended June 30, 1995 and for the nine-month period ended March 31, 1996, with those of ATSS and CSI for the nine-month period ended May 31, 1995 and the nine-month period ended February 29, 1996. The business of these entities is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than twelve months may not be indicative of annual results. The pro forma combined summary of operations should be read in conjunction with the historical statements. A pro forma combined balance sheet is not presented because the acquisitions are reflected in ABT's consolidated balance sheet as of March 31, 1996 filed in ABT's March 31, 1996 Form 10-QSB.

                            AGRIBIOTECH, INC. (ABT)
                          SCOTT SEED COMPANY (SCOTT),
                           SEED RESOURCE, INC. (SRI),
                           HOBART SEED COMPANY (HSC),
                         HALSEY SEED COMPANY (HALSEY),
                        ARNOLD-THOMAS SEED SERVICE, INC.
                     (ATSS), CLARK SEEDS, INC. (CSI) , AND
                       BEACHLEY-HARDY SEED COMPANY (B-H)

                    Pro Forma Combined Summary of Operations
                                  (Unaudited)

        Nine-month period ended June 30, 1995 for ABT, Scott, SRI, HSC, Halsey, and B-H and nine-month period ended May 31, 1995 for ATSS and CSI

                                   ABT (B)       Scott (B)     SRI (B)     HSC (B)     Halsey (B)
                                  --------      ---------     --------     --------    ---------
Revenues                         $ 4,753,608    2,073,960     228,333      1,404,198    1,158,569

Cost of sales                      3,397,860    1,640,414     187,785      1,210,620      787,798
                                  ----------    ---------    --------      ---------    ---------
         Gross profit              1,355,748      433,546      40,548        193,578      370,771

Operating expenses                 2,779,185      409,817     164,968        280,596      335,674
                                  ----------    ---------    --------      ---------    ---------
         Income (loss) from
          operations              (1,423,437)      23,729    (124,420)       (87,018)      35,097

Other income (expense)                16,750      (16,346)    (14,440)          --        (56,109)
                                  ----------    ---------    --------      ---------    ---------

         Net earnings (loss)     $(1,406,687)       7,383    (138,860)       (87,018)     (21,012)
                                  ==========    =========    ========      =========    =========
         Shares of common
          stock used in
            computing loss
             per share             5,484,527
                                   =========

         Net (loss) per share    $     (0.26)
                                  ==========
                                                                                     Pro Forma
                               ATSS (B)     CSI (B)      B-H (B)     Adjustments     combined
                              ----------   ----------   ----------   ------------   -----------
Revenues                       2,145,285    3,482,205    8,648,954       --          23,895,112

Cost of sales                  1,831,672    2,623,910    6,176,948       --          17,857,007
                              ---------    ---------    ----------    ---------      ----------
         Gross profit            313,613      858,295    2,472,006       --           6,038,105

Operating expenses               373,682      948,985    2,723,984     (140,600)(D)   7,876,291
                               ---------    ---------    ---------    ---------      ----------

         Income (loss) from
          operations             (60,069)     (90,690)    (251,978)     140,600      (1,838,186)

Other income (expense)           (49,736)     (44,824)    (280,619)    (320,289)(E)    (765,613)
                               ---------    ---------    ---------    ---------       ---------

         Net earnings (loss)    (109,805)    (135,514)    (532,597)    (179,689)     (2,603,799)
                               =========    =========    =========    =========       =========
         Shares of common
          stock used in
          computing loss
          per share                                                     971,471(F)    6,455,998
                                                                      =========       =========
         Net (loss) per share                                                             (0.40)
                                                                                           ====

                            AGRIBIOTECH, INC. (ABT)
                          SCOTT SEED COMPANY (SCOTT),
                           SEED RESOURCE, INC. (SRI),
                           HOBART SEED COMPANY (HSC),
                         HALSEY SEED COMPANY (HALSEY),
                        ARNOLD-THOMAS SEED SERVICE, INC.
                     (ATSS), CLARK SEEDS, INC. (CSI) , AND
                       BEACHLEY-HARDY SEED COMPANY (B-H)


                    Pro Forma Combined Summary of Operations
                                  (Unaudited)

                     Nine-month period ended March 31, 1996


                                                                                                      Pro Forma
                                     ABT  (C)     ATSS (C)   CSI (C)      B-H (C)     Adjustments     combined
                                    ----------   --------   --------      -------     -----------     ---------

Revenues                           $16,676,415    250,280    497,338     2,847,920        --          20,271,953
Cost of sales                       12,381,752    113,202    103,077     2,632,721        --          15,230,752
                                   -----------   --------   --------    ----------    --------        ----------
 Gross profit                        4,294,663    137,078    394,261       215,199        --           5,041,201


Operating expenses                   6,001,788    112,781    280,634     2,042,304    (146,817)(D)     8,290,690
                                   -----------   --------   --------    ----------    --------        ----------
       Income (loss) from
        operations                  (1,707,125)    24,297    113,627    (1,827,105)    146,817        (3,249,489)

Other income (expense)                (258,451)    (7,794)   (18,292)     (151,446)   (145,560)(E)      (581,543)
                                   -----------   --------   --------    ----------    --------        ----------


        Net earnings (loss)        $(1,965,576)    16,503     95,335    (1,978,551)      1,257        (3,831,032)
                                   ===========   ========   ========    ==========    ========        ==========

       Shares of common
        stock used in computing
        loss per share               7,345,419                                         462,343 (F)     7,807,762
                                    ==========                                        ========         =========

       Net (loss) per share             $(0.27)                                                            (0.49)
                                    ==========                                                         =========

                            AGRIBIOTECH, INC. (ABT)
                          SCOTT SEED COMPANY (SCOTT),
                           SEED RESOURCE, INC. (SRI),
                           HOBART SEED COMPANY (HSC),
                         HALSEY SEED COMPANY (HALSEY),
                        ARNOLD-THOMAS SEED SERVICE, INC.
                      (ATSS), CLARK SEEDS, INC. (CSI), AND
                       BEACHLEY-HARDY SEED COMPANY (B-H)


               Notes to Pro Forma Combined Summary of Operations



(A) Effective June 30, 1995, ABT changed its fiscal year end from September 30 to June 30.

(B) The nine-month period ended June 30, 1995 for ABT includes Scott's operations for the period March 1, 1995 through June 30, 1995, SRI's operations for the period January 1, 1995 through June 30, 1995, and HSC's operations for the period April 1, 1995 through June 30, 1995. Amounts included under the Scott column are for the period October 1, 1994 through February 28, 1995, the SRI column are for the period October 1, 1994 through December 31, 1994, and the HSC column are for the period October 1, 1994 through March 31, 1995. Amounts included under the Halsey and B-H columns are for the nine-month period ended June 30, 1995. Amounts included under the ATSS and CSI columns are for the nine-month period ended May 31, 1995.

(C) The nine-month period ended March 31, 1996 for ABT included the operations for Scott, SRI, HSC and Halsey for the entire period, the operations of ATSS and CSI for the period from October 1, 1995 through March 31, 1996, and the operations of B-H for the period from February 1, 1996 through March 31, 1996. The amounts under the ATSS and CSI columns are for the three-month period ended August 31, 1995. The amounts under the B-H column is for the seven-month period ended January 31, 1996.

(D) To reflect depreciation of property, plant and equipment and amortization of intangible assets based on market value adjustment in connection with applying purchase accounting.

(E) To reflect reduction of interest income earned and additional interest expense for the cash purchase price of the acquisitions.

(F) To reflect shares of ABT common stock issued in connection with the acquisitions as if they had been outstanding for the entire period.

                                   SIGNATURES


          In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AGRIBIOTECH, INC.,



July 12, 1996                          By:   /s/ Henry A. Ingalls
- -------------                                --------------------
Date                                         Henry A. Ingalls,
                                             Vice-President/CFO