Form 10KSB
period 1996-06-30
AGRIBIOTECH INC
filed 1996-09-30
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________


                                  FORM 10-KSB


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1996

                        Commission file number 0-19352

                               AGRIBIOTECH, INC.
                               -----------------
                (Name of small business issuer in its charter)

              Nevada                                      85-0325742
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

        2700 Sunset Rd., Suite C-25, Las Vegas, Nevada                 89120
- ---------------------------------------------------------------      ----------
           (Address of principal executive offices)                  (Zip Code)

  Issuer's telephone number, including area code:            (702) 798-1969
  -----------------------------------------------            --------------

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [].

          The issuer's revenues for its most recent fiscal year were $25,961,541.

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 25, 1996, was $22,302,685 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

          The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 25, 1996, was 10,761,303.

          Documents Incorporated by Reference: Not Applicable.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     AgriBioTech, Inc. (the "Company") is a full service seed company specializing in forage seed and turf grass seed. The Company is becoming the leader in the forage and turf grass seed industry through an acquisition program initiated in January 1995. The Company is becoming vertically integrated through the acquisition of research companies, production companies (having seed cleaning, conditioning, processing and packaging facilities) and distribution companies throughout the United States. The Company has completed ten acquisition transactions since January 1, 1995 and has one pending. These eleven acquisitions will give the Company complete vertical integration throughout the alfalfa and sorghum sundangrass hybrid forage seed industry with distribution in forty-three states and six foreign countries. Closing of the eleventh acquisition would make the Company the fourth largest Company in the forage seed industry in the United States with historical annualized revenues of approximately $57 million.

     The statements discussed in this Report include forward looking statements that involve a number of risks and uncertainties. These include the Company's lack of profitability, need to manage its growth, intense competition in the seed industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company, a Nevada corporation, was formed under the laws of the State of Colorado on December 31, 1987, under the name Sussex Ventures, Ltd. ("Sussex"). The Company was an inactive development stage company until September 30, 1993 when it acquired all of the outstanding stock of AgriBioTech, Inc., a Nevada corporation ("ABT"). ABT was treated as the acquiring corporation in the transaction, which was accounted for as a reverse purchase. In June 1994, the Company merged with and into ABT, then a wholly-owned subsidiary of the Company, and changed its name to AgriBioTech, Inc. The Company had limited revenues until 1995, when it commenced its acquisition program.

     The Company's principal executive offices are located at Suite C-25, 2700 Sunset Road, Las Vegas, Nevada 89120, and its telephone number is (702) 798-1969.

BUSINESS STRATEGY

     The Company's strategy is to continue to acquire attractive companies that specialize in the forage and turf grass seed industry, with the objective of becoming the largest marketer of forage seed in the United States during the fiscal year ending June 30, 1997. The Company's long-term goal is to achieve a 45% market share of the $1.1 billion forage and turf grass seed sectors in the year 2000. The Company considers three parts of the seed cycle to be suitable and necessary for the successful implementation of the consolidation and vertical integration goals of the Company: research, production and distribution.

[An omitted graphic illustration of the seed production/distribution cycle appears here. It shows a circular progression using arrows and several small (less than one inch high) illustrations and includes the following text:
Research. Develops Genetically Superior Proprietary Products. Seed Stocks (Foundation Seed): Provided to individual farmers under contract. Farmer
Grows: Commercial Seed (Certified Seed) under contract with Regional Production Companies. Uncleaned Seed Delivered to Production Company. Seed Cleaning
Plant: Production Company cleans, processes, coats and bags seed. Seed sold to Regional Distribution Companies. Regional Distribution Companies warehouse, market wholesale &/or retail seed and deliver to Local Outlet. Customer: i.e., forage farmer, homeowner, golf course.]

     1. Research: Varieties are developed by research companies with desirable value added improvements such as yield, disease and insect resistance and quality. Research companies license the varieties to distribution companies or production companies. Research companies produce "foundation seed stocks" which are the proprietary source seed used to plant seed fields for growing commercial seed for distribution.

     2. Farmer Grows: Seed farmers plant the proprietary "foundation seed stocks" and grow commercial or "certified" seed under two-to-four year contracts with fixed contract prices for a part or all of the contract life. Farmers assume the risks of farming associated with fluctuating weather and prices. The Company does not consider the acquisition of farms to be appropriate for its business strategy.

     3. Seed Cleaning Plant (seed production companies): The seed farmer delivers uncleaned seed to production companies, which clean, coat and package the seed in unit sizes appropriate for the end customer which is generally fifty pound bags for forage seeds and larger turf grass seed users, while one to three pound packages are common for homeowner turf grass seed customers.

     4. Regional Distribution Companies: Regional distribution companies store the seed and distribute it wholesale to local farm supply outlets and directly to large forage farmers. The regional turf grass seed distribution companies market to mass merchandisers such as K-Mart or Home Depot for sale to homeowners, to larger forage farmers and to large turf grass seed users such as golf courses, municipalities and sod farmers.

     5. Local Retail Outlet: Local outlets generally service small geographic areas. In most instances, the local outlets are general farm supply stores who supply a combination of seed, feed and fertilizers to local farmers and homeowners in rural America. Occasionally, larger farmers act as outlets to handle seed for their own use and that of their neighbors. The Company does not plan to acquire local retail outlets.

     6. Customer: The end customers for forage seeds are farmers generally located in the regions with large numbers of beef and dairy cattle. Hay sales to dairies often have quality price premiums. Consequently, breeding products for high quality generally provides a good return on investment. The ultimate customers for turf grass seeds are centralized in densely populated areas due to their aesthetic and recreational uses.

     The Company's strategy for the past eighteen months has been to develop, through its acquisition program, a strong platform of forage seed companies in order to vertically integrate research, production and distribution. The Company is continuing to focus, in the near term, on integrating the eleven acquisitions into a cohesive, vertically integrated company. In fiscal 1997, the Company expects to continue to make acquisitions in the forage seed sector and to commence acquisitions focused on the turf grass seed sector.

     ACQUISITION PROGRAM

     Since the Company commenced its acquisition program in January 1995, it has acquired all or part of ten seed companies and has signed a letter of intent to acquire another seed business. The Company's Chief Executive Officer, Johnny R. Thomas, its Vice President of Seed Operations and Acquisitions, Kathleen L. Gillespie and its Chief Financial Officer, Henry A, Ingalls are spearheading the acquisition program. One factor in the Company's ability to complete these acquisitions on what it considers to be generally favorable terms is that many regional seed companies are operated by older owners without heirs who seek an exit vehicle with upside potential if they take a portion of the purchase price in the Company's stock.

     The Company has anticipated and budgeted losses during the early stages of the acquisition plan, through the second quarter of fiscal 1997. Fiscal 1995 and 1996 losses are primarily the result of building infrastructures ahead of revenue and a time lag for implementing synergies gained through consolidation and vertical integration. The Company believes that revenue growth will continue to significantly exceed growth in general and administrative expenses. There is a time lag before all synergies can be achieved because (i) of seed production contracts which are generally three years for perennial crops and
(ii) Company management desires to nurture certain existing business relationships.

     During the first two quarters of fiscal 1997, the Company is expected to have losses due to seasonality of the seed business, coupled with the two reasons given above. Fiscal 1997 is projected to be the Company's first profitable year.

     The forage and turf grass seed industries utilize many of the same resources. Consequently, additional synergies may be achieved by combining the forage and turf grass seed sectors under one consolidated ownership. In so doing, the Company will also decrease the seasonality of its cash flow requirements and revenues.

     OPERATING SYNERGIES AND ECONOMIES OF CONSOLIDATION

     The Company's acquisitions are operated as regional wholly-owned operating subsidiaries and divisions of the Company. This approach enables the Company to attempt to retain the value associated with the acquisitions' past operations, while adding value through additional capital resources, improvements to the product line and decreased cost of goods sold.

     The forage and turf grass seed industries currently have low gross margins relative to the other previously consolidated seed sectors such as corn, vegetables and flowers. Company management believes that the gross margins in the forage and turf grass seed industries can move toward those of other seed industry sectors as the forage and turf grass seed industries are consolidated and transformed into similar profiles. Low gross margins for the industry are a result of a variety of factors, including (i) small companies with fragmented ownership, (ii) lack of vertical integration, (iii) current ownership focuses on service and price rather than proprietary, value added products sold on an extra yield and quality basis and (iv) owners cannot afford to spend amounts on research and development comparable to those being spent in other seed sectors and (v) use of the Plant Variety Protection Act ("PVPA") to protect proprietary products in the forge and turf grass industry is at an early stage of evolution. See "Patents and Trademarks" below.

     Small regional seed companies which developed research programs for proprietary seed varieties are spending excessive capital for such purposes relative to their market share, thereby adversely affecting their profitability. Management believes that the Company's ability to provide these regional operations with wider distribution for new varieties will provide substantial economies of scale. Most regional companies are selling a high percentage of publicly developed, "non-proprietary" varieties. Management believes that the Company will provide these operations with access to proprietary varieties, thus improving gross margins and profitability.

     The Company believes that vertical integration of the forage and turf grass seed industry through consolidation of research, production and distribution companies will also decrease the cost of goods sold for the Company, as illustrated by the example in the table below. Currently, due to fragmented ownership, individual companies specializing in either research, production or distribution receive only fifteen to twenty-four percent of revenues from the seed production/distribution chain (the "Seed Dollar"). The Company believes, however, that vertical integration should allow the Company to receive as much as fifty-four percent of the Seed Dollar for proprietary products. Due to the diversity of forage and turf grass species, and the lack of proprietary products for many of these species, improvements in gross margins for the Company, as a whole are expected to occur gradually over a number of years.

           ALLOCATION OF THE WHOLESALE SEED DOLLAR (ALFALFA EXAMPLE)

                                       Public            Proprietary
                                     Varieties            Varieties
                                    ------------         ------------
    Grower                          $1.10    59%         $1.20    46%
    Research Company                $0.00     0%         $0.40    15%
    Production Company              $0.35    19%         $0.40    15%
    Distribution Company            $0.40    22%         $0.60    24%
                                    -----   ---          -----   ---

    Wholesale seed price/pound      $1.85   100%         $2.60   100%

SEED INDUSTRY BACKGROUND

       DEFINITIONS

       FORAGE CROPS. Forages are crops where the entire plant vegetation is harvested for consumption by livestock, as opposed to crops where the seeds are harvested for human and livestock diets. Forages, the primary component of most livestock diets, are harvested directly by grazing animals or through mechanical methods, as hay, silage or greencrop.

       TURF GRASS SEED. Turf grass seeds are the seeds planted for home lawns, golf courses, parks and other recreational playgrounds. The Company's business is focused on cool season turf grass species rather than the warm season perennial species common in the southern United States. Warm season turf grasses would not provide the desired operating synergies when operations are combined with the cool season operations of the Company.

       MARKET SIZE

       Annual seed sales of forage and turf grass seed in the United States are approximately $1.1 billion, with sales evenly divided between the two seed sectors. Alfalfa is the leading forage crop with twenty-four million acres harvested annually. All other forage crops are harvested on thirty-five million acres annually. In comparison, there are approximately fifteen million acres of cotton, sixty million acres of soybeans and eighty million acres of corn grown annually in the United States.

       The number of acres planted with forage crops is level or slightly declining, while turf grass seed volumes are increasing as the number of homes and recreational facilities increase. The world's farmland base has declined 8% since 1980 and is continuing to decline. These changes are particularly favorable for seed companies with high yielding proprietary varieties which are needed to meet increasing world demand as the ability to pay for food increases in developing countries.

       ECONOMIC IMPORTANCE

       FORAGE CROPS. Forage crops harvested as hay generate approximately $7.6 billion in annual revenues. This represents 11% of farmers' cash receipts, ranking hay third, as a cash crop, behind soybeans and corn. These revenues dramatically understate the economic contribution of forages, since millions of acres are grazed directly or mechanically harvested and consumed by livestock on the farm where forages are raised. Consequently, the revenues from these millions of acres are reported as animal product sales and not as sales of hay.

       In addition to their direct cash economic contribution, legume forage crops contribute many additional benefits. Legumes are well known as soil building plants. Inclusion of forage legumes in the crop rotation can dramatically improve organic matter, decrease nitrogen fertilizer usage for subsequent crops and improve soil structure.

       TURF GRASS CROPS. Turf grasses gain their economic significance through their widespread appeal to a wide variety of end users, including home owners for their lawns, golf courses, parks and recreational facilities.

       FORAGE AND TURF GRASS CROP SPECIES

       FORAGE CROPS. There is a diversity of species which are considered forage crops. The species generally fall into two groups, legumes and grasses. Legumes are plants which bear seeds in pods. Small seeded legumes, such as alfalfa, the clovers and birdsfoot trefoil are generally forage crops where the vegetation is grown for animal consumption, while the large seeded legumes, including beans, peas, peanuts and soybeans produce seeds for use in human and livestock diets. Several of the grass species are used as forages in pure stands in certain geographic areas, such as tall fescue, Kentucky bluegrass, ryegrasses and sorghum sudangrass hybrids. However, a high percentage of most grass species are seeded in mixtures with legumes. The grass component of the mixture is generally included to decrease bloat, improve ground cover, thereby decreasing weeds, and spread out seasonal peaks of forage production.

       Alfalfa is clearly the predominant forage crop. Alfalfa alone accounts for 40.8% of the forage acres and 54.6% of the $7.6 billion in annual hay cash crop revenues. Alfalfa's high yield, excellent feed quality, high protein content and persistence make it "the Queen of the forages". Significant forage grasses include orchardgrass, tall fescue, annual ryegrass, perennial ryegrass, bromegrass, reed canaygrass, sorghum-sudan hybrids and pearl millet.

       The Company estimates that each of the top five alfalfa research companies spends more money on proprietary alfalfa variety development than is spent by all industry members on variety development for all other forage species combined. The minimal research expenditures on variety development for secondary forage species is caused by the current fragmented nature of the forage industry. However, there are small breeding programs contributing new varieties of red clover, white clover, orchardgrass, ryegrass, sorghum-sudan hybrids and pearl millet.

       TURF GRASS SPECIES. There are a number of cool season turf grass species which are economically significant, including bluegrass, bentgrass, tall fescue, perennial ryegrasses and annual ryegrasses. Private research expenditures by United States companies for turf grass genetic research also lag behind comparable expenditures for the consolidated seed sectors. However, a higher percentage of turf grass companies carry on some research activities than is true of forage seed companies. Many of these programs build off the basic genetic material developed by universities. University genetic breakthroughs are generally licensed to distribution companies for royalties.


SEED PRODUCTION

       Oregon and Washington have evolved as among the best areas in the world to grow forage and turf grass seeds. Most alfalfa and clover seed production is geographically centered in eastern Washington, eastern Oregon, Idaho, Nevada, Montana and California. Favorable climatic conditions for growing seed in the Pacific Northwest, combined with farmers who specialize in growing seed, results in high yields of excellent quality seed. Seed yields are generally 700-1,500 pounds per acre in these areas. The hot, humid rainy conditions prevalent in most of the areas where forage crops are grown and consumed by livestock dramatically decrease seed yield and seed quality, and generally yields of only 50-400 lbs. per acre are achieved in these areas. Consequently, there is no economic incentive for farmers to attempt to grow their own seed for forage and turf grass crops.

       Seed production of sorghum-sudan grass hybrids and pearl millet is concentrated in the State of Texas. These seeds are distributed throughout the normal forage production areas, but they are sold mostly in the southern United States for use as an annual summer forage source.

       The Company owns seed cleaning and packaging facilities in Washington, Oregon, Idaho, Oklahoma and Texas and is able to process most of its own seed for distribution. The Company contracts with individual farmers to grow the seed, generally for terms of two to four years at a fixed price. The Company also contracts with a number of production companies.


NON-SEED PRODUCTS

       BLOATENZ PLUS(R)

       Bloatenz Plus(R) is a liquid bloat preventative, which is administered in the drinking water of cattle, permitting them to safely graze on growing alfalfa without bloating and dying. Bloatenz Plus(R) is licensed to the Company on an exclusive basis by EcoLab, Inc. ("EcoLab") for certain markets. The Company is currently selling Bloatenz Plus(R) in Mexico and expects to expand sales into Argentina in the near future. The Company has suspended its efforts to gain FDA approval for Bloatenz Plus(R) and currently does not anticipate selling the product in the United States.

       PDS-1000

       The Company intends to market the PDS-1000 in conjunction with the sale of Bloatenz Plus(R). The PDS-1000 is a proprietary micro-processor controlled precision dispensing system designed to proportionally inject (dispense) water soluble solutions into the drinking water of livestock at a preset dosage rate. The PDS-1000 is being field-tested in Mexico. The Company hopes to conclude testing in the fourth quarter of Fiscal 1997, at which time, if testing is successful, the Company intends to begin producing the PDS-1000 for commercial sale.


COMPETITION

       Approximately 80% of the 2,000 United States seed companies are small family owned businesses. Most of the remaining companies, exclusive of the Company, are either multinational or large regional seed companies which have substantially greater financial resources than the Company currently has. These large companies orient their sales around hybrid seed corn and treat the remaining farm seed, such as forage and turf grass seed as secondary products.

       The Company's competitive strategy is to treat forage and turf grass seed, especially alfalfa, as the primary product so that the Company is viewed as a specialized distributor. Management believes that the Company's specialization and size should enable the Company to sell seed which is superior in performance to other seed, which will normally result in the Company being able to obtain higher prices for its seed and to achieve higher margins. The Company has been able to implement this strategy to date due, in part, to the lack of any other aggressive national buyer in this fragmented market.

       There are no large, publicly traded seed companies serving the forage and turf grass seed industry as their primary focus. Management believes that the two largest forage companies in the United States are Cenex/Land O'Lakes/Research Seed and Helena/AgriPro, each of which is significantly larger than the Company. The alfalfa sector of the forage seed industry is led by these two competitors plus Cal/West Seeds and Pioneer Hi-Bred International, Inc.

DISTRIBUTION AND MARKETING

    FORAGE CROPS. Since forage crops are grown to be consumed by livestock, the major geographic forage production areas coincide with geographic areas with high concentrations of dairy and beef cattle. Consequently, the primary geographic market areas are as follows:

           North Central:  Wisconsin, Michigan, Minnesota
           North East:  New York, Pennsylvania
           Central:  Texas, Oklahoma, Kansas, Nebraska
           Mid-South:  Southern Indiana, Southern Ohio, Kentucky, Virginia,
             Tennessee
           South West:  California

    Most of these primary forage and livestock production areas are characterized by humid, rainy conditions during the crop growing season. The hot, wet weather is conducive to high forage yields.

    There are a significant number of customers who do not own livestock, but who are located in the livestock farming areas. These forage growers plant hay as a cash crop for sale to their neighbors.

    TURF GRASS. There is a strong correlation between population and turf grass seed consumption. The Company's forage distribution outlets serve rural homeowner turf grass users well. The heavily populated areas are best served by large retail outlets such as K-Mart and Home Depot. The Company seeks to acquire companies with marketing access to these chains for the Company's proprietary products. To date, about 10% of the Company's sales are turf grasses, due to the full service nature of the seed companies acquired to date.

    Through its ten acquisitions to date, and its pending acquisition, the Company will be marketing its seed in 43 states and six foreign countries. The Company has retained key management of certain subsidiaries to insure retention of customer base and facilitate introduction of new products.

    FOREIGN MARKETING. The Company's Mexican marketing efforts are conducted through a wholly-owned subsidiary. In other countries, the Company markets its product lines through unaffiliated seed companies.


SEASONALITY OF BUSINESS

    The forage and turf grass seed sectors have a seasonal revenues cycle, as do other seed sectors. Consequently, the Company's quarterly operating revenues and working capital needs vary widely, with the third fiscal quarter having the highest, and the first fiscal quarter the lowest, revenues. Weather conditions and the economic outlook for alternative crops affect seed production yields, insect population and farmers' planting decisions, which may cause fluctuations in seed prices and annual revenues. Successful consolidation of the forage and turf grass seed industry, under Company ownership, is expected to decrease the seasonality of operating revenues and working capital needs as there is a significant amount of turf grass sales revenue in the first and second quarters, primarily for overseeding golf courses.

RESEARCH AND DEVELOPMENT

    To date, the Company has incurred minimal expenses on research and development. The Company intends to acquire additional genetic breeding programs through its acquisition strategy. The Company intends to increase its research and development spending to develop full lines of proprietary products and to purchase additional proprietary varieties and research programs through acquisition.

    By becoming the industry leader, the Company expects to be able to justify an increase in research and development expenditures for alfalfa and the other forage crops. This should enable the Company to develop "value added products" with improved qualities, such as yield, higher protein content, persistence and disease and insect resistance. These improved varieties, in turn, are expected to generate improved gross margins for these secondary forage crops. See "Business Strategy -- Operating Synergies and Economics of Consolidation" above.

    The Company also intends to increase genetic research spending to develop turf grass varieties with value added improvements to characteristics such as color, ease of mowing, pest resistance, dwarfness (decreases mowing frequency) and texture.

    The Company sponsored research and development in the amount of $59,836 and $56,488 during the fiscal year ended June 30, 1996 and the nine months ended June 30, 1995, respectively.


BIOTECHNOLOGY ACCESS

    Biotechnological breakthroughs are being introduced into other seed sectors such as corn, soybeans and cotton. The Company believes that similar biotechnology breakthroughs in the forage and turf grass sectors will follow although there will be a time lag.

    The Company is positioning itself to be a leader in marketing forage and turf grass biotechnology breakthroughs. Three essential criteria have been established by the owners of biotechnology for seed companies to be granted biotechnology access at early stages: (i) a superior traditional genetic breeding program, (ii) significant market share and (iii) a management team committed to marketing proprietary products with value added attributes. Closing of the pending acquisition should allow the Company to meet all three criteria.

PATENTS AND TRADEMARKS

    Through acquisitions and licenses, the Company has acquired exclusive marketing rights and trademarks to proprietary varieties of a wide array of crops, including alfalfa, red clover, orchardgrass, sorghum-sudan grass hybrids, corn, soybeans, bluegrass and several turf grass mixtures. The Company will be able to maintain ownership of and control the use of its proprietary varieties though trademarks and the PVPA. The PVPA prohibits others from selling seed of those proprietary varieties for 18 years, when such protection expires. The Company has licensed a full line of alfalfa varieties specifically selected for grazing and several hay varieties.

    Bloatenz Plus(R) was developed and trademarked by EcoLab, Inc., a non-affiliated Delaware company. A United States Patent, No. 4,407,790, entitled Method of Controlling Bloat using Nonionic Surfactants, was granted on October 4, 1983 to EcoLab for this product.

    The Company has filed a patent application in the United States for its proprietary microprocessor controlled precision dispensing system, Model PDS-1000 currently under development by the Company. A foreign patent application is being filed in Argentina. See "Non-Seed Products" above.

EMPLOYEES

    As of September 25, 1996, the Company had 138 full-time employees (including Johnny R. Thomas, President, Scott J. Loomis, Vice President, John C. Francis, Vice President and Secretary, Kathleen L. Gillespie, Vice President of Seed Operations and Acquisitions, and Henry A. Ingalls, Vice President, Treasurer and Chief Financial Officer) and 32 part-time employees, consisting of 43 in marketing and sales, 42 in administration and 85 distribution and warehouse personnel. The Company also contracts with a number of independent sales representatives.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company owns warehouse facilities in most of its operating locations which generally also contain administrative office space. The Company owns the land and buildings for its facilities in New Albany, Indiana; Cactus, Texas; Tulia, Texas; Hobart, Oklahoma; Trumansburg, New York; Shiremanstown, Pennsylvania; Croton, Ohio; Ontario Oregon; and Nampa, Idaho. In addition, the Company owns the building for its facility in Lowden, Washington which is on land leased from a railroad. The facilities in Idaho, Oregon, Washington, Texas and Oklahoma include significant amounts of equipment for cleaning, processing and treating seed. All of the Company's facilities have equipment for mixing and bagging seed, as well as other equipment such as forklifts, delivery and sales vehicles, warehouse and office equipment.

    The facilities in Idaho and Oregon are pledged under a mortgage through Farm Credit Services and a promissory note to the former owners of the operation aggregating $1,429,365. In addition, the facilities in Oklahoma are pledged to the former owner of that operation to secure the Company's guarantee of the proceeds to be received by the former owner from the sale of the Company's common stock. A portion of the facilities in Indiana are pledged under an industrial revenue bond which had a balance of $41,667 at June 30, 1996.

    The Company also leases warehouse and office facilities in Winchester, Kentucky; Somerset, Kentucky; Prescott, Wisconsin; Hastings, Wisconsin; Torreon, Mexico and Las Vegas, Nevada, its corporate headquarters. Total commitments for facility rentals are currently approximately $130,000 per year. Lease and rental commitments are more fully described in note 9 of the Notes to Consolidated Financial Statements.

    The Company believes that each facility is suitable for its current use, is in good condition and is adequately insured. Such properties, together, are adequate for the Company's current needs.

ITEM 3:  LEGAL PROCEEDINGS

    The Company is not a party to any pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as set forth below.

    In August of 1996, John Duddleston commenced an action against AgriBioTech and Halsey Seed Company in the New York State Supreme Court, Tompkins County, New York. The plaintiff seeks $131,330 pursuant to a contract whereby AgriBioTech acquired the assets of the Halsey Seed Company from Duddleston. Under an agreement, Duddleston was entitled to receive a certain minimum amount from the sale of shares of the Company's stock, which he received in exchange for the assets of Halsey Seed Company. The Company alleges that Duddleston violated the agreement by selling the stock at a faster rate than was permitted under the agreement and forfeited his right to be compensated for any shortfall in the price of the stock. Duddleston claims that the Company waived this breach. The Company filed an answer, but discovery has not commenced.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


          None.

                                 PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock has traded on the Nasdaq SmallCap Market since May 24, 1995, under the symbol "ABTX." Prior thereto, from December 13, 1993, the Common Stock traded in the over-the-counter market on the OTC Bulletin Board first under the symbol "SXVN" and then "ABTX."

    The following table sets forth the high and low prices for the Common Stock for each quarter since July 1, 1994 as reported by the Nasdaq Trading and Reporting Services for the OTC Bulletin Board through May 23, 1995 and, since May 24, 1995, on the Nasdaq SmallCap Market.

    OTC Bulletin Board
    ------------------

Fiscal 1994                              High      Low
- -----------                              -------   -------

July 1, 1994 - September 30, 1994        $3.1875   $1.875

Fiscal 1995
- -----------

October 1, 1994 - December 31, 1994      $2.4375   $1.25
January 1, 1995 - March 31, 1995         $3.125    $1.75
April 1, 1995 - May 23, 1995             $3.6875   $2.5625

    Nasdaq SmallCap Market
    ----------------------

May 24, 1995 - June 30, 1995             $5.4375   $3.00

Fiscal 1996
- -----------

July 1, 1995 - September 30, 1995        $5.50     $2.5625
October 1, 1995 - December 31, 1995      $3.75     $1.5625
January 1, 1996 - March 31, 1996         $4.1875   $1.9375
April 1, 1996 - June 30, 1996            $5.0625   $3.50

    As of September 25, 1996, the closing price per share of Common Stock was $2.625.

    As of September 12, 1996, the Company had 183 record holders of its Common Stock. The Company reasonably believes that there are in excess of 1,200 beneficial holders of its Common Stock.

    The Company has not paid any cash dividends to date and does not anticipate paying cash dividends in the foreseeable future. The Board of Directors intends to retain earnings, if any, for use in the Company's business operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a specialized distributor of forage (hay crops), turf grass, corn, soybean and other seeds. The Company had limited revenues until January 1, 1995, when it commenced an acquisition program (the "Acquisition Program") to acquire various regional seed companies. The Company's business strategy is to acquire reputable, regionally based seed companies with proprietary products and established production and distribution channels in their respective markets.

    Since January 1, 1995, the Company has grown significantly, primarily through acquisitions of regional seed companies. These acquisitions are more fully discussed in note 1 of Notes to Consolidated Financial Statements. The results of operations of the acquired companies are included in the Company's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. Information concerning the acquisitions completed by the Company through June 30, 1996 is as follows:

                                                                         Net sales
                                                     Employees           included
                                   Effective        at June 30,      in June 30, 1996
         Name                        Date              1996        consolidated results
         ----                        ----             ----         --------------------

  Seed Resource, Inc.           January 1, 1995        23                $2,116,741
  Scott Seed Company            March 1, 1995          29                 7,190,973
  Hobart Seed Company           April 1, 1995          19                 2,606,723
  Halsey Seed Company           July 1, 1995           15                 1,334,850
  Arnold Thomas Seed
     Service, Inc.              October 1, 1995         7                   913,171
  Clark Seeds, Inc.             October 1, 1995        15                 4,039,826
  Doug Conlee Seed Co.          January 1, 1996         2                   473,282
  Beachley-Hardy Seed           February 1, 1996       23                 6,703,457

    In addition to the above acquisitions, the Company acquired certain assets of Sphar Seed Company effective July 1, 1996 to expand the operations of Scott Seed Company. The Company also created Seed Mart, Inc., a start-up seed operation in the upper midwest section of the United States. Seed Mart began operations in the summer of 1995 but did not have significant sales until the spring of 1996. Net sales of Seed Mart were $866,133 in the year ended June 30, 1996 and it has 13 employees. The Company began limited operations in Mexico in 1994 with net sales of $525,106 in the year ended June 30, 1996 and 5 employees. Included in the above sales numbers are intercompany sales aggregating $808,721.

    The acquisitions and other operations being included in the Company's consolidated financial statements beginning with each of their effective or start-up dates significantly affects the meaningfulness of comparisons between periods.

    Effective June 30, 1995, the Company changed its fiscal year end from September 30 to June 30 since that date better reflects the natural business year of the Company's business. Therefore, the results of operation for June
30, 1996 reflect up to twelve months of operation, depending on the date of acquisition or start-up, whereas the June 30, 1995 results of operation includes a maximum of nine months. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily indicative of results which may be expected for an entire year.

    The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

LIQUIDITY AND CAPITAL RESOURCES

    The following summarizes certain information concerning the Company's financial condition since September 30, 1994:

                                          June 30,      June 30,   September 30,
                                            1996          1995         1994
                                            ----          ----         ----
   Working capital                       $ 6,460,969    3,791,773     375,275
   Property, plant, and equipment, net     7,916,145    2,092,265      17,874
   Short-term debt                         5,088,984      564,291           -
   Long-term debt, including
      amounts due within one year          1,621,974      271,114     212,780
   Total stockholders' equity             14,022,496    6,332,635     503,997

    Changes in the above items are primarily due to the acquisitions completed by the Company, including changes in these items following the dates of acquisition due to growth and seasonality of the seed business, and related financings. Information concerning certain operational assets and liabilities acquired in acquisitions and other changes is as follows:

                                  Year Ended                       Nine-Months Ended
                                June 30, 1996                        June 30, 1995
                                -------------                      -----------------
                                             Other                               Other
                          Acquisitions      Changes            Acquisitions      Changes
                          ------------      -------            ------------      -------
   Accounts receivable      $1,949,016       4,599,458           1,087,602       (168,331)
   Inventories               4,642,531         796,105           2,755,658       (990,006)
   Property, plant and
      equipment              5,794,703         504,395           2,304,000        111,151
   Accounts payable and
      accrued expenses       2,388,781       2,215,591           1,232,352       (434,581)

    To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital since September 30, 1994. In the nine-months ended June 30, 1995, the Company received cash proceeds of $3,760,631 from the exercise of existing warrants, including payments on notes receivable for warrants exercised. The Company received similar payments amounting to $2,333,630 during the year ended June 30, 1996. The Company also completed the private placement of 7,425 shares of its Series B Convertible Preferred Stock during the year ended June 30, 1996, receiving $7,425,000 before commissions and expenses. In addition, the Company received cash proceeds of $1,105,000 related to options for common stock. Subsequent to June 30, 1996, the Company completed a private placement of its Series C Convertible Preferred Stock. The Company received subscriptions for $10,000,000 of which it had received $9,513,100 in gross proceeds from such private placement as of September 27, 1996. The Company paid commissions equal to 13% of the gross proceeds. Equity transactions are more fully described in notes 8 and 13 of Notes to Consolidated Financial Statements.

    In connection with one of the acquisitions, the Company assumed a short term revolving line of credit with an outstanding balance of $419,914 and existing long-term debt amounting to $795,956. The Company also issued notes payable to the sellers of this acquisition aggregating $1,250,000.

    At June 30, 1996, the Company had a $4,500,000 line of credit with Bank of America (Nevada), all of which was outstanding. Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. In addition, one of the Company's subsidiaries had the line of credit described above for up to $721,000, which had an outstanding balance of $588,984 at June 30, 1996 based on 75% of its accounts receivable and inventory.

    As described in note 1 of Notes to Consolidated Financial Statements, the Company has an acquisition pending to acquire a seed operation with approximately $19.5 million in annual revenues. The Company anticipates the purchase price will be approximately $17 million which will be paid in cash at closing. The Company will utilize the additional equity raised since June 30, 1996 for this acquisition. In addition, the Company is negotiating for a substantial increase in its line of credit with Bank of America (Nevada). The Company is also negotiating with another financial institution for an additional revolving credit facility of up to $12 million designed to provide funds for acquisitions. Such facility would include a term loan to finance acquired property, plant and equipment.

    The Company believes it has adequate financial resources to close its pending acquisition and to finance its ongoing operations after such acquisition. However, the seed business is subject to wide seasonal fluctuations which results in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales through the early summer. This also reflects that industry practice dictates a significant amount of sales are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. Furthermore, the Company will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program.

RESULTS OF OPERATION

    During its fiscal year ended June 30, 1996 ("Fiscal 1996"), the Company had net sales of $25,961,541 as compared with $4,753,608 during the nine-months ended June 30, 1995 ("Fiscal 1995"). The Fiscal 1996 revenues reflect the operation of eight acquisitions (plus Seed Mart and Mexico operations) for periods of five to twelve months, while Fiscal 1995 revenues reflected operations of three acquisitions for three to six months (plus Mexico). Customer retention has been excellent in the operations acquired to date. Adverse weather throughout the United States during the spring 1996 planting season decreased revenues by approximately $2 million, impacting the Company's third and fourth quarters.

    Cost of sales, primarily seed cost, were $19,235,670 or 74.1% of net sales for Fiscal 1996 as compared to $3,397,860 or 71.5% for Fiscal 1995. The increase in the amount of cost of sales is due to the acquisitions as described above. The change in the percentage is due primarily to the acquisition of two production facilities, Clark Seeds and Arnold Thomas Seed Service. These two acquisitions have historically handled mostly lower margin public seed varieties and they processed seed for third parties at low margins. The Company plans to shift these operations to production of higher margin proprietary seed varieties for marketing by the Company's distribution network. The Company's goal is to raise gross margins to 37% over five years as a result of industry consolidation, vertical integration and shifting the product lines from primarily public varieties (commodities) to proprietary (value added) products.

    Operating expenses increased from $2,779,185 in Fiscal 1995 to $9,636,863 in Fiscal 1996. However, operating expenses as a percent of revenue declined to 37% in fiscal 1996 as compared to 58% in fiscal 1995. This ratio is expected to continue to decline as revenue growth continues to exceed growth in expenses and operating synergies occur with integration of the acquired companies into cohesive units.

    The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in Fiscal 1996 compared to Fiscal 1995. These increases are primarily due to the seed operations of new acquisitions and operations for twelve months as compared to nine months in Fiscal 1995. Total employees, including corporate administrative employees, were 161 at June 30, 1996 compared to 53 at June 30, 1995. At June 30, 1996, the Company had fourteen warehousing/operating locations comprising approximately 460,000 square feet compared to six locations of approximately 250,000 square feet at June 30, 1995. After acquisition, the Company has significantly reduced expenses, as compared to historical operations prior to the effective date of some acquisitions as a result of operating efficiencies. For example, the Company has combined what were historically six separate operations into three operations. Growth in corporate personnel, as planned, has not been as great as revenue growth. There were eight corporate administrative personnel in June of 1995 and ten in June of 1996 even though revenues increased by 446%. The major components of operating expenses are as follows:

                                      Year ended     Nine-months ended
                                     June 30, 1996     June 30, 1995
                                     -------------     -------------
      Personnel costs                  $4,938,888       1,001,043
      Occupancy expenses                1,452,129         308,102
      Vehicle and shipping                825,938         376,235
      Outside services                    520,566         106,989
      Travel                              401,641          34,667
      Advertising and promotion           443,995          86,656

    Research and development expenditures were $59,836 in Fiscal 1996 as compared to $56,488 in Fiscal 1995. Expenditures are low in 1996 relative to revenues due to the dependence of the Company on licensing proprietary varieties. The Company expects research expenditures to increase dramatically as acquisitions are completed that include significant genetic research programs. As the Company transforms its forage and turf grass seed business to proprietary products and increases gross margins, the Company expects research and development expenses to eventually be similar to other proprietary seed sectors, which may exceed 10% of revenues. In Fiscal 1995, research and development expenses were due to non-seed operations. The Company has suspended all efforts to gain FDA approval for Bloatenz Plus(R) in the United States, but continues its marketing in Mexico and expects to expand into Argentina in the near future. The PDS-1000, for dispensing Bloatenz Plus(R), is continuing field tests.

    The Company's interest expenses increased to $464,515 in Fiscal 1996 as compared to $35,624 for Fiscal 1995. This is primarily due to increasing the Company's line of credit from $1,000,000 to $4,500,000 during the fiscal year and additional long-term and short-term debt in connection with acquisitions. The Company anticipates using more debt to fund future growth.

    Net losses for the Company were $3,324,132 for Fiscal 1996 compared to $1,406,687 for Fiscal 1995. The increased losses were the result of the issues discussed above. The preceding fiscal year was also a nine-month period.

INFLATION

    Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact in the United States. The cost of seed products is largely affected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. However, there has been some upward movement in the cost of goods sold as a result of worldwide shortages of alternative crops such as corn and wheat. Those costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of the Company's total operations. However, the Company remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

ITEM 7.  FINANCIAL STATEMENTS

    The financial statements to be provided pursuant to this Item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The Directors, executive officers and key employee of the Company are as follows:

Name                       Age         Positions
- ----                       ---         ---------
Johnny R. Thomas            55         President, Chief Executive Officer
                                       and Director

Scott J. Loomis             48         Vice President and Director

John C. Francis             47         Vice President, Secretary and
                                       Director

Kathleen L. Gillespie       43         Vice President of Seed Operations and
                                       Acquisitions

Henry A. Ingalls            50         Vice President, Chief Financial
                                       Officer and Treasurer

Kent Schulze                52         Director

Byron D. Ford               53         Director

DIRECTORS AND EXECUTIVE OFFICERS

    Johnny R. Thomas has served as President of the Company since April 1, 1994, a director of the Company since September 30, 1993, and also a director of ABT (a Nevada corporation), when it was a wholly-owned subsidiary of Sussex from October 1993 until June 1994, when Sussex merged with and into ABT (the "June 1994 Reorganization"). From its inception in 1983, until June 30, 1992, Dr. Thomas was President and a director of ABT. He was President, Chairman of the Board and Chief Executive Officer of FiberChem, Inc. ("FCI") from its inception in December 1986 until March 31, 1994. Dr. Thomas received his Ph.D. degree in genetics/plant breeding from Oregon State University in 1966.

    Scott J. Loomis has served as Vice President of the Company since April 1, 1994; was President, Secretary and a director of the Company from September 30, 1993 until March 31, 1994; a director of ABT since February 1988 and President from June 1992, until the June 1994 Reorganization. He has served as Chairman of the Board of FCI since August 1995, served as President from April 1994 until August 1995 and has been a director of FCI since June 1989. He has been a director of FCI Environmental, Inc., a wholly-owned subsidiary of FCI ("FCI Environmental") since January 1990. Mr. Loomis has been a licensed attorney in the State of Arizona since 1974.

    John C. Francis has served as Vice President, Secretary and a director of the Company since April 1, 1994. He was also the Chief Financial Officer of the Company until April 1996. He was Vice President, Secretary, Treasurer and a director of ABT from 1983 to June 1992. Mr. Francis served as Vice President,

Chief Financial Officer and a Director of FCI from its inception in December 1986 until March 31, 1994. Mr. Francis also served as a Director of FCI Environmental from January 1990 until March 31, 1994 and from September 1, 1993 to December 31, 1993 served as Director of Marketing of FCI Environmental.

          Kathleen L. Gillespie has served as Vice President of Seed Operations and Acquisitions of the Company since November 29, 1994. Ms. Gillespie has 19 years of seed experience at all levels of production, marketing, procurement, acquisitions, operations and management. From 1977 until joining the Company, Ms. Gillespie was employed by Agway, where as Director of the Seed Division, sales increased from $20 million per year to $80 million prior to a divestiture. Ms. Gillespie was instrumental in Agway's acquiring four wholly-owned subsidiaries. She selected and introduced over 100 proprietary seed varieties and hybrids during the last 12 years.

          Henry A. Ingalls has served as Vice President, Treasurer and Chief Financial Officer of the Company since April 3, 1996. Until April 1, 1996, Mr. Ingalls worked for the accounting firm of KPMG Peat Marwick LLP beginning in 1969, and he was elected to the partnership in 1978. Mr. Ingalls has extensive experience in public company auditing and public offerings.

          Kent Schulze was appointed as a director of the Company on May 8, 1996. Mr. Schulze is the President and co-founder of Access Technology, Inc., which he founded in April 1996. From 1990 to April 1996, Mr. Schulze was President and Chief Executive Officer of Northrup King Company, a subsidiary of Sandoz Corp., the world's second largest seed company. From 1986 to 1990, Mr. Schulze was President and Chief Operating Officer of DeKalb-Pfizer Genetics, where he was responsible for that company's seed operations worldwide.

          Byron D. Ford was appointed as a director of the Company on May 8, 1996. Mr. Ford has been the Chairman of the Board and Chief Executive Officer of Walsh & Associates Ltd., a registered investment adviser, since August 1995. From 1990 to September 1994, Mr. Ford was the Vice President, Marketing & Operations of DeKalb Genetics Corp., where he was responsible for the North American seed business. Prior to that, Mr. Ford was a Senior Operating Executive and Marketing Vice President for EcoLab, Inc., an industrial services company, where he was responsible for the consumer packaged goods division.

          All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended June 30, 1996, except that Ms. Gillespie filed one late report concerning one transaction, Messrs. Thomas and Francis each filed one late report concerning one transaction and Mr. Loomis filed two late reports, each concerning one transaction.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended June 30, 1996 ("Fiscal 1996"), the nine-month period ended June 30, 1995 ("Fiscal 1995") and the fiscal year ended September 30, 1994 ("Fiscal 1994") by those persons who served as Chief Executive Officer and any Named Executive Officers who received compensation in excess of $100,000 during such years.

                                                                      Long-Term
                                       Annual Compensation           Compensation
                              -----------------------------------    ------------

                                                     Other Annual       Shares
     Name and                   Salary      Bonus    Compensation     Underlying
Principal Position    Year       ($)         ($)        ($)(1)        Options(#)
- ------------------    ----    ----------    -----    ------------    ------------

Johnny R. Thomas      1996    $84,000(2)     -0-         -0-         1,000,000(2)
President and CEO     1995    $63,000(2)     -0-         -0-              -0-
                      1994    $42,000(2)     -0-         -0-              -0-

- -------------------------------------
(1) The above compensation figures do not include the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business, which were in any event below reportable thresholds.

(2) Dr. Thomas became Chief Executive Officer of the Company on April 1, 1994. He is being compensated at the rate of $84,000 per annum, as described in "Employment Agreements" below. He also received options to purchase up to 1,000,000 shares of Common Stock. Such options vest over a ten-year period, except that they may all be exercised immediately for cash. See Option Grants Table below.

OPTION GRANTS IN LAST FISCAL YEAR

    The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table during the year ended June 30, 1996 and exercise information.

                           Individual Grants
                      ---------------------------
                       Number of      Percent of
                      Securities    Total Options
                      Underlying      Granted to
                        Options      Employees in     Exercise     Expiration
Name                  Granted(#)     Fiscal Year     Price($/sh)      Date
- -------------------   -----------   -------------    -----------   ----------

Johnny R. Thomas       1,000,000        17.5%           $3.00       3/10/2006

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY END OPTION VALUES

   The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended June 30, 1996.

                                                                    Value of
                                                  Number of       Unexercised
                                                 Unexercised      In-The-Money
                       Shares                      Options          Options
                      Acquired                  at FY-End(#)      at FY-End($)
                      on Exer-       Value      Exercisable/      Exercisable/
Name                  cise (#)    Realized($)   Unexercisable    Unexercisable
- -------------------   --------    -----------   -------------    -------------

Johnny R. Thomas         --           --         1,000,000/0*    $1,062,500/0*

- ----------------

* 900,000 of these options are currently exercisable only for cash.


DIRECTOR FEES

    Officer-directors currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Outside directors receive $9,000 per year for attending meetings on up to six different days, $1,500 for additional days and reimbursement of expenses. Each outside director also received options to purchase 20,000 shares of Common Stock upon joining the Board, 10,000 of which vested immediately, and 10,000 of which vest after a year of service.

EMPLOYMENT AGREEMENTS

    Mr. Loomis was compensated by the Company as a consultant from July 1992 at the rate of $5,000 per month, which was increased to $7,000 per month on February 1, 1994, when he entered into an employment agreement with the Company. Mr. Loomis became Vice President on April 1, 1994, when he also became President of FiberChem, Inc. The employment agreement is terminable by the Company without cause on ten days' prior notice. During the term of his agreement, and for a period of two years following termination of employment, Mr. Loomis will be prohibited from engaging in activities which are competitive with those of the Company and its affiliated corporations within the United States and from disclosing confidential information of the Company. See Item 12. "Certain Relationships and Related Transactions." See also "Stock Options" below.

    On March 10, 1994, the Company entered into an employment agreement with Johnny Thomas, commencing on April 1, 1994. The agreement contains substantially the same terms as Mr. Loomis' above-described agreement. See "Stock Options" below.

    As of April 1, 1994, the Company entered into an employment agreement with John C. Francis. The agreement contains substantially the same terms as Mr. Loomis' above-described agreement. See "Stock Options" below.

    On November 29, 1994, the Company entered into an employment agreement, as amended, with Kathleen L. Gillespie. The Agreement contains substantially the same terms as Mr. Loomis' above described agreement. Ms. Gillespie is being compensated at the rate of $7,000 per month. Ms. Gillespie received options to purchase 1,250,000 shares of Common Stock, which vest, over six years, except that all such options are immediately exercisable for cash. See "Stock Options" below.

    On February 13, 1996, the Company entered into an employment agreement with Henry A. Ingalls. The agreement's term runs from April 3, 1996 for four years. Mr. Ingalls' compensation rate begins at $170,000 per annum plus a minimum bonus of $30,000 per year. The compensation is subject to annual escalations at the greater of 5% or the general inflation rate. The Agreement contains a covenant by Mr. Ingalls not to compete against the Company, effective during the term and for a two-year period thereafter. Upon termination without cause, Mr. Ingalls would be entitled to two years' compensation. After a change of control of the Company, in certain circumstances, Mr. Ingalls would be entitled to three years' compensation. Mr. Ingalls also received options to purchase up to 1,250,000 shares of Common Stock, vesting over five years, but immediately exercisable for cash. See "Stock Options" below.

STOCK BONUS PLAN

    The Company adopted an Employee Stock Bonus Plan (the "Bonus Plan") effective May 24, 1994 providing for the issuance of up to 40,000 shares of Common Stock per year to any employee, consultant, officer or director, up to an aggregate of 400,000 shares for the entire Bonus Plan. Pursuant to the Bonus Plan employees of the Company are eligible to receive a stock bonus at the discretion of the managing committee based on length of service and contribution or potential value to the Company. As of the date hereof, no bonus shares have been issued to employees of the Company.

STOCK OPTIONS

    The Company has established the AgriBioTech, Inc. 1994 Employee Stock Option Plan (the "Plan"). The Plan is intended to provide the employees, directors, independent contractors and consultants of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 1,200,000 shares of Common Stock (subject to shareholder approval), but no more than 200,000 options may be granted to any one person in any two year period. The Plan is currently administered by the Compensation Committee of the Board of Directors. The Committee determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price.

    The Plan allows the Company to grant incentive stock options ("ISOs"), as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), Non-Qualified Stock Options ("NQSOs") not intended to qualify under
Section 422(b) of the Code and Stock Appreciation Rights ("SARs"; collectively,
"Options") at any time within 10 years from the date the Plan was adopted.   The
exercise price of ISOs may not be less than the fair market value of the Common Stock on the date of grant, provided that the exercise price of ISOs granted to an optionee owning more than 10% of the outstanding Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant. In addition, the aggregate fair market value of stock with respect to which ISO's are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. Options shall have a term of no more than ten years, except that ISOs granted to an optionee owning more than 10% of the outstanding Common Stock shall have a term of no more than five years and must be granted to and exercised by employees of the Company (including officers). Options are not transferable, except upon the death of the optionee.

    Since the Plan's adoption, 551,500 options have been granted under the Plan, at prices ranging from $2.00 to $4.06, including 300,000 options to Kathleen L. Gillespie, a Vice President of the Company, and 20,000 to each of the two independent directors of the Company.

    In addition, as of September 25, 1996, officers of the Company held options to purchase an aggregate of 5,200,000 shares of Common Stock outside of the Plan, exercisable for up to ten years ending in 2006, at prices ranging from $2.00 to $3.00 per share. Of these, Messrs. Thomas, Francis and Loomis have each been granted ten-year options to purchase up to 1,000,000 shares of Common Stock at $3.00 per share. Ms. Gillespie has been granted ten-year options to purchase up to an aggregate of 950,000 shares of Common Stock at $2.00 per share, and Mr. Ingalls has been granted ten-year options to purchase up to 1,250,000 shares of Common Stock at $2.12 per share. Such executives' options vest over five to ten year periods, but all are immediately exercisable for cash.

RETIREMENT PLAN

    The Company has a defined contribution plan the "401(k) Plan" which covers all employees. Eligible employees may contribute up to 30 percent of their annual compensation, not to exceed the statutory maximum. The Company may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in the Company's contributions for each year of service after the first year. The Company made no contributions to the 401(k) Plan in 1996 or 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Until May 8, 1996, the Company did not have a compensation committee or another Board committee performing equivalent functions, and the then entire Board of Directors participated in deliberations concerning executive compensation. On May 8, 1996, a Compensation Committee consisting of Mr. Schulze and Mr. Ford was appointed and took over the responsibility of setting executive compensation. There are no compensation committee (or Board of directors) interlock relationships with respect to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as of September 22, 1995 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors as a group.

Name and Address             Amount and Nature of           Percentage of
of Beneficial Owner        Beneficial Ownership (1)      Common Stock Owned(2)
- -------------------        ---------------------------   ---------------------
Johnny R. Thomas (2)             3,556,497 (3)                  27.0%

John C. Francis (2)              2,118,655 (4)                  16.9%

Henry A. Ingalls (2)             1,250,000 (5)                  10.4%

Scott J. Loomis                  1,803,060 (6)                  14.6%
5840 N. Genematas
Tucson, AZ  85704

Kathleen L. Gillespie (2)        1,050,000 (7)                   8.9%

Byron D. Ford                       10,000 (8)                    *
975 North 2nd Avenue
St. Charles, IL  60174

Kent Schulze                        10,000 (8)                    *
2621 Irving Avenue, South
Minneapolis, MN  55408

All executive officers
and directors as a               9,798,212 (9)                  52.4%
group (7 persons)

Liviakis Financial                 762,500 (10)                  7.0%
  Communications, Inc.
2118 P Street, Suite C
Sacramento, CA  95816

_____________________________
*Represents less than 1%.

(1) Includes all securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. The percentage ownership is determined based on 10,761,303 shares outstanding as of September 25, 1996.

(2) This person's address is c/o the Company, Quail Park West, 2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120.

(3) Includes 1,000,000 shares underlying options currently exercisable (900,000 for cash only), and shares underlying 567,395 currently exercisable Class B Warrants, 300,000 currently exercisable Class C Warrants and 567,395 issuable Class C Warrants (each Class B Warrant is exercisable for one share of Common Stock and one Class C Warrant).

(4) Includes shares underlying 314,420 currently exercisable Class B Warrants, 150,000 currently exercisable Class C Warrants and 314,420 issuable Class C Warrants, and 1,000,000 shares underlying options currently exercisable (900,000 for cash only).

(5) Includes 1,250,000 shares underlying options currently exercisable (1,000,000 for cash only).

(6) Includes shares underlying 281,020 currently exercisable Class B Warrants and 281,020 issuable Class C Warrants. Also includes 1,000,000 shares underlying options currently exercisable (900,000 for cash only).

(7) Includes 1,050,000 shares underlying options currently exercisable (600,000 for cash only). Excludes 200,000 shares underlying options not currently exercisable.

(8) Includes 10,000 currently exercisable shares underlying options. Excludes 10,000 shares underlying options not currently exercisable.

(9) Includes the shares underlying warrants and options included for Messrs. Thomas, Loomis, Francis, Ingalls, Schulze and Ford and Ms. Gillespie, respectively, in notes (3), (4), (5), (6), (7) and (8) above.

(10) Includes 200,000 shares underlying options currently exercisable. Excludes 112,500 shares underlying options not currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On June 17, 1992 FiberChem, Inc. ("FCI") signed an agreement to sell ABT to Johnny R. Thomas, then FCI's President and ABT's Vice President (25% interest); John C. Francis, then FCI's Vice President and now the Company's Vice President and Secretary (25% interest); Scott J. Loomis, then a Director of FCI and ABT's President (25% interest); and Reesor G. Woodling, then a Director of ABT (25% interest) (the "Purchasers"). The Purchasers agreed to purchase all of the issued and outstanding shares of Common Stock of ABT, which were all owned by FCI. The net purchase price of $425,559 was payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing July 1, 1993 and annually thereafter until paid in full. On July 1, 1992, the Purchasers and ABT entered into an agreement whereby ABT agreed to assume the Purchasers' obligation to FCI with respect to the note payable. However, the Purchasers remained primarily liable for this debt until it was fully paid in July 1996. During Fiscal 1995 and 1996, the Company paid FCI $106,390 plus interest in each year.

    In connection with the Company's December 1993 Private Placement, Dr. Thomas purchased 75,000 Units for cash consideration of $150,000; Mr. Loomis purchased 30,333 Units for cash consideration of $20,000 and $40,666 of accrued compensation and disbursements, and Agri Research and Development, Inc., an entity controlled by Mr. Loomis, purchased 10,630 Units in exchange for $21,260 of accrued obligations of the Company; Dr. Thomas and Messrs. Francis, Loomis and Woodling subscribed for 11,250, 11,250, 10,000 and 10,000 Units, respectively, in exchange for promissory notes for $22,500, $22,500, $20,000 and $20,000 which Dr. Thomas, Mr. Francis and Mr. Loomis, respectively, agreed to allow the Company to deduct through monthly payments from salary and/or directors' compensation. As part of the foregoing private placement, as of March 31, 1994, Dr. Thomas and Messrs. Loomis, Francis and Woodling, as standby purchasers, irrevocably subscribed for 106,509, 106,509, 107,760, and 107,759 additional Units, respectively, in exchange for negotiable promissory notes in the amounts of $213,018, $213,018, $215,520 and $215,518, respectively, all of which notes were paid for with cash during Fiscal 1995.

    On March 14, 1995, Dr. Thomas and Mr. Francis guaranteed payment of certain promissory notes to the Company in the amounts of $2,561,193 and $413,307, respectively, for the exercise of Class A Warrants by unaffiliated third parties. The notes were subsequently satisfied in full, and neither Dr. Thomas nor Mr. Francis received any benefit or suffered any loss with respect to this transaction.

    On March 20, 1995, Dr. Thomas and Mr. Francis guaranteed payment of certain promissory notes to the Company in the amounts of $900,000 each, for the exercise of Class B Warrants by unaffiliated third parties. The notes were subsequently satisfied in full, and neither Dr. Thomas nor Mr. Francis received any benefit or suffered any loss with respect to this transaction.

    On November 21, 1995, Mr. Francis exercised 151,250 Class A warrants as a standby purchaser and gave a promissory note to the Company for the exercise price of $468,875 or $3.10 per share. The promissory notes were subsequently satisfied through Mr. Francis' transfer of an aggregate of 172,055 shares in connection with the Company's purchase of two companies during Fiscal 1996. Because of the change in market price between the date of exercise of the warrants and the dates of transfer of the Common Stock, Mr. Francis transferred 20,805 shares more than he received upon exercise and sustained a loss of approximately $40,000, based on the market price of the Common Stock on the date of the last transfer.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a)  Exhibits

Exhibit No.    Description
- -----------    -----------

    3.1        Articles of Incorporation of the Registrant, as amended. (2)

    3.2        Amended and Restated By-Laws of the Registrant. (2)

    3.3        Articles of Merger of the Registrant.(2)

    3.4        Agreement and Plan of Merger.(2)

    3.5 Certificate of Designation and Preferences of Series B Convertible Preferred Stock of the Registrant. (11)

    3.6 Certificate of Designation and Preferences of Series C Convertible Preferred Stock of the Registrant. (13)

    4.1        Form of Class B Warrant Certificate. (1)

    4.2        Form of Class C Warrant Certificate. (1)

   10.1 Employment Agreement between Registrant and Scott J. Loomis dated February 1, 1994. (2)

   10.2 Employment Agreement between Registrant and Johnny R. Thomas dated March 10, 1994. (2)

   10.3 Employment Agreement between Registrant and John C. Francis dated March 24, 1994. (2)

   10.4        1994 Stock Option Plan. (2)

   10.5        Employee Stock Bonus Plan. (2)

   10.6 License Agreement dated July 11, 1994 by and between the Registrant and ABI Alfalfa. (3)

   10.7 Asset Purchase Agreement, dated March 30, 1995, by and among the Registrant, Scott Seed Company, Inc. ("Scott Seed") and L.G. Seeds, Inc. (4)

   10.8 Modification Agreement, dated as of June 5, 1995, by and among the Registrant, Seed Resource, Inc. ("Seed Resource") and Research Seeds, Inc. ("RSI"). (5)

   10.9 Asset Purchase Agreement, dated June 23, 1995, by and among the Registrant, Seed Resource and Hobart Seed Company. (6)

   10.10 Employment Agreement dated November 29, 1994 by and between Kathleen L. Gillespie and the Registrant. (7)

   10.11 Asset Purchase Agreement, dated September 20, 1995, by and among the Registrant, Halsey Seed Company ("Halsey") and Halsey Farms, Inc. (7)

   10.12 Amendment, dated December 20, 1995, to Employment Agreement between the Company and Kathleen Gillespie.

   10.13 Stock Option Agreement dated as of December 20, 1995 between Registrant and Kathleen L. Gillespie (ISOs). (12)

   10.14 Stock Option Agreement dated as of December 20, 1995 between Registrant and Kathleen L. Gillespie (NQSOs). (12)

   10.15 Asset Purchase Agreement, dated December 20, 1995, by and among the Registrant, Arnold-Thomas Seed Service, Inc. (Nevada) and Arnold-Thomas Seed Service, Inc. (8)

   10.16 Asset Purchase Agreement, dated as of January 31, 1996, by and among the Registrant, Clark Seeds, Inc., Fred L. Clark, Brent B. Clark, Steven D. Jensen and Donald R. Morris. (9)

   10.17 Employment Agreement dated February 13, 1996 between Henry A. Ingalls and the Registrant. (11)

   10.18 Stock Option Agreement dated as of February 13, 1996 between Registrant and Henry A. Ingalls. (12)

   10.19 Stock Option Agreement dated as of March 11, 1996 between Registrant and Johnny R. Thomas. (12)

   10.20 Stock Option Agreement dated as of March 11, 1996 between Registrant and John C. Francis. (12)

   10.21 Stock Option Agreement dated as of March 11, 1996 between Registrant and Scott J. Loomis. (12)

   10.22 Form of Subscription Agreement for the Series B Convertible Preferred Stock of the Registrant. (10)

   10.23 Business Loan Agreement, dated as of May 1, 1996, among the Registrant, certain of its subsidiaries and Bank of America (Nevada).

   10.24 Asset Purchase Agreement, dated May 2, 1996, by and among the Registrant, Halsey and RSI (Beachley-Hardy division). (11)

   10.25 Form of Subscription Agreement for the Series C Convertible Preferred Stock of the Registrant. (13)

   21.1        Subsidiaries of the Registrant.

   23.1        Consent of KPMG Peat Marwick LLP.

   27.1        Financial Data Schedule.
___________________

(1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(2) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 for April 29, 1994, as amended (No. 33-78470-NY).

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.

(4) Incorporated by reference from the Registrant's Current Report on Form 8-K for April 19, 1995.

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K for June 22, 1995.

(6) Incorporated by reference from the Registrant's Current Report on Form 8-K for June 23, 1995.

(7) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(8) Incorporated by reference from the Registrant's Current Report on Form 8-K for December 22, 1995.

(9) Incorporated by reference from the Registrant's Current Report on Form 8-K for February 1, 1996.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K for April 12, 1996.

(11) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996.

(12) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed June 28 1996 (No. 333-07123).

(13) Incorporated by reference from the Registrant's Current Report on Form 8-K for September 13, 1996.


(b)  Reports on Form 8-K:

(i) Amendment 1 on Form 8-K/A to Current Report on Form 8-K filed on or about April 13, 1996 with respect to an event occurring February 1, 1996, amending Item 7 and setting forth the financial statements of the business acquired and the pro forma financial information of the Company.

(ii) Current Report on Form 8-K filed on or about April 23, 1996 with respect to an event occurring April 12, 1996, reporting a private offering by the Company of its Series B Convertible Preferred Stock in Item 5.

FINANCIAL STATEMENTS OF AGRIBIOTECH, INC.
- -----------------------------------------

Independent Auditors' Report..........................   F-2

Consolidated Balance Sheets at
 June 30, 1996 and 1995...............................   F-3

Consolidated Statements of Operations for
 the year ended June 30, 1996 and the
 nine-month period ended June 30, 1995................   F-5

Consolidated Statements of Changes in Stockholders'
 Equity for the year ended June 30, 1996 and
 the nine-month period ended June 30, 1995............   F-6

Consolidated Statements of Cash Flows for the
  year ended June 30, 1996 and the nine-month
  period ended June 30, 1995..........................   F-7

Notes to Consolidated Financial Statements at
  June 30, 1996 and 1995..............................   F-9

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------




The Board of Directors and Stockholders
AgriBioTech, Inc.:


We have audited the accompanying consolidated balance sheets of AgriBioTech, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended June 30, 1996 and the nine-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgriBioTech, Inc. and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for the year ended June 30, 1996 and the nine-month period ended June 30, 1995 in conformity with generally accepted accounting principles.



                                  KPMG Peat Marwick LLP


Albuquerque, New Mexico
September 20, 1996

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                    ASSETS


                                                             June 30,
                                                             --------
                                                        1996           1995
                                                        ----           ----
Current assets:

     Cash and cash equivalents                       $ 2,522,309     1,422,943
     Accounts receivable, less allowance for
      doubtful accounts of $104,773 at June
      30, 1996 and $46,661 at June 30, 1995            7,501,725       953,251
     Notes receivable from sale of stock                      --     1,083,027
     Inventories                                       7,257,795     1,819,159
     Other                                               285,811        46,703
                                                     -----------    ----------
                   Total current assets               17,567,640     5,325,083

Property, plant and equipment, net                     7,916,145     2,092,265

Intangible assets, net of accumulated amortization       546,327       164,874

Notes receivable from sale of stock                           --       350,140

Other assets                                             153,676        81,640
                                                     -----------    ----------
                   Total assets                      $26,183,788    $8,014,002
                                                     ===========    ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      June 30,
                                                                      --------
                                                                1996            1995
                                                            -----------    -----------
Current liabilities:
     Short-term debt                                        $ 5,088,984        564,291
     Current installments of long-term debt                     567,353        123,057
     Accounts payable                                         4,406,588        702,576
     Accrued liabilities                                      1,043,746        143,386
                                                            -----------    -----------
          Total current liabilities                          11,106,671      1,533,310

Long-term debt, excluding current installments                1,054,621        148,057
                                                            -----------    -----------
          Total liabilities                                  12,161,292      1,681,367
                                                            -----------    -----------
Stockholders' equity:
     Preferred stock, $.001 par value; authorized
      10,000,000 shares; issued and outstanding 6,530
      shares at June 30, 1996 (aggregate liquidation
      preference of $6,667,002) and none at June 30,
      1995                                                            7             --
     Common stock, $.001 par value; authorized
      30,000,000 shares; issued and outstanding
      8,543,757 shares at June 30, 1996 and 7,145,200
      shares at June 30, 1995                                     8,544          7,145
     Capital in excess of par value                          23,752,051     13,742,327
     Accumulated (deficit)                                   (9,711,316)    (6,387,184)
                                                            -----------    -----------
                                                             14,049,286      7,362,288
     Deferred compensation                                      (26,790)      (358,640)
     Notes receivable from sale of stock                             --       (671,013)
                                                            -----------    -----------
          Total stockholders' equity                         14,022,496      6,332,635
                                                            -----------    -----------
Commitments, contingency and subsequent events (notes 9
 and 13)

          Total liabilities and stockholders' equity        $26,183,788      8,014,002
                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                    Consolidated Statements of Operations


                                                                             Nine-month
                                                            Year ended      period ended
                                                             June 30,         June 30,
                                                               1996             1995
                                                            -----------     ------------
Net sales                                                   $25,961,541       4,753,608
Cost of sales                                                19,235,670       3,397,860
                                                            -----------      ----------
          Gross profit                                        6,725,871       1,355,748
Operating expenses                                            9,636,863       2,779,185
                                                            -----------      ----------
          (Loss) from operations                             (2,910,992)     (1,423,437)
                                                            -----------      ----------

Other income (expense):
  Interest expense                                             (464,515)        (35,624)
  Interest income                                                87,255          21,861
  Other                                                         (35,880)         30,513
                                                            -----------      ----------
          Total other income (expense)                         (413,140)         16,750
                                                            -----------      ----------
          Net (loss)                                        $(3,324,132)     (1,406,687)
                                                            ===========      ==========
Shares of common stock used in
 computing loss per share                                     7,458,594       5,484,527
                                                            ===========      ==========

          Net (loss) per share                              $     (0.45)          (0.26)
                                                            ===========      ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity


                                                    Preferred stock             Common stock                 Capital
                                                 --------------------        -----------------------         excess of
                                                 Shares        Amount         Shares          Amount         par value
                                                 ------        ------        ---------        ------        ----------
Balance at September 30, 1994                        --           $--        4,240,000        $4,240         6,150,765

Common stock issued for:
     Exercise of warrants                            --            --        2,638,000         2,638         6,911,362
     Services                                        --            --          267,200           267           559,733
Reduction of notes for:
     Cash                                            --            --               --            --                --
     Services                                        --            --               --            --                --
     Acquisitions                                    --            --               --            --                --
     Notes receivable paid
      subsequent to year end                         --            --               --            --                --
Increase in repayment amount of
 notes receivable                                    --            --               --            --           120,467
Deferred compensation earned                         --            --               --            --                --
Net (loss)                                           --            --               --            --                --
                                                  -----           ---        ---------        ------        ----------
Balance at June 30, 1995                             --            --        7,145,200         7,145        13,742,327

Issuance of preferred stock for cash, net         7,425             8               --            --         6,608,242
Common stock issued for:
     Services                                        --            --           10,000            10            31,490
     Exercise of warrants                            --            --          546,000           546         1,967,254
     Acquisitions                                    --            --          162,343           163           608,624
     Conversion of preferred stock                 (895)           (1)         280,214           280              (279)
     Exercise of options                             --            --          250,000           250           624,750
     Cancellation of options                         --            --          150,000           150              (150)
Reduction of notes for:
     Services                                        --            --               --            --                --
     Cash                                            --            --               --            --                --
     Acquisitions                                    --            --               --            --          (343,777)
Increase in repayment amount of
 notes receivable                                    --            --               --            --           155,736
Restructuring of employee
 stock options                                       --            --               --            --           220,000
Options issued for services                          --            --               --            --           185,616
Expenses of stock issuances                          --            --               --            --           (47,782)
Deferred compensation earned                         --            --               --            --                --
Net (loss)                                           --            --               --            --                --
                                                  -----           ---        ---------        ------        ----------
Balance at June 30, 1996                          6,530           $ 7        8,543,757        $8,544        23,752,051
                                                  =====           ===        =========        ======        ==========

                                                                                      Notes
                                             Accumulated         Deferred        receivable from
                                              (deficit)        compensation       sale of stock          Total
                                             -----------       ------------      ---------------      -----------
Balance at September 30, 1994                (4,980,497)               --            (670,511)           503,997

Common stock issued for:
     Exercise of warrants                            --                --          (4,914,000)         2,000,000
     Services                                        --          (560,000)                 --                 --
Reduction of notes for:
     Cash                                            --                --           1,760,631          1,760,631
     Services                                        --                --             196,167            196,167
     Acquisitions                                    --                --           1,644,000          1,644,000
     Notes receivable paid
      subsequent to year end                         --                --           1,433,167          1,433,167
Increase in repayment amount of
 notes receivable                                    --                --            (120,467)                --
Deferred compensation earned                         --           201,360                  --            201,360
Net (loss)                                   (1,406,687)               --                  --         (1,406,687)
                                             ----------         ---------          ----------         ----------
Balance at June 30, 1995                     (6,387,184)         (358,640)           (671,013)         6,332,635

Issuance of preferred stock for cash, net            --                --                  --          6,608,250
Common stock issued for:
     Services                                        --                --                  --             31,500
     Exercise of warrants                            --                --          (1,297,800)           670,000
     Acquisitions                                    --                --                  --            608,787
     Conversion of preferred stock                   --                --                  --                 --
     Exercise of options                             --                --                  --            625,000
     Cancellation of options                         --                --                  --                 --
Reduction of notes for:
     Services                                        --                --              40,499             40,499
     Cash                                            --                --             580,603            580,603
     Acquisitions                                    --                --           1,503,447          1,159,670
Increase in repayment amount of
 notes receivable                                    --                --            (155,736)                --
Restructuring of employee
 stock options                                       --           260,000                  --            480,000
Options issued for services                          --                --                  --            185,616
Expenses of stock issuances                          --                --                  --            (47,782)
Deferred compensation earned                         --            71,850                  --             71,850
Net (loss)                                   (3,324,132)               --                  --         (3,324,132)
                                             ----------         ---------          ----------         ----------
Balance at June 30, 1996                     (9,711,316)          (26,790)                 --         14,022,496
                                             ==========         =========          ==========         ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC AND SUBSIDIARIES.

                     Consolidated Statements of Cash Flows

                                                                                         Nine-month
                                                                     Year ended         period ended
                                                                      June 30,            June 30,
                                                                       1996                1995
                                                                     ----------         -------------
Cash flows from operating activities:
          Net (loss)                                                 $(3,324,132)        (1,406,687)
          Adjustments to reconcile net (loss) to net cash
           flows from operating activities:
                    Amortization                                         103,740             68,154
                    Depreciation                                         475,218             70,760
                    Common stock for services                            143,849            397,527
                    Changes in assets and liabilities excluding
                     effects of acquisitions:
                        Accounts receivable                           (4,599,458)           168,331
                        Inventories                                     (796,105)           990,006
                        Other assets                                      92,862            (49,123)
                        Payables                                       1,446,661           (486,259)
                        Accrued liabilities                              768,930             51,678
                                                                     -----------         ----------
                    Net cash flows from operating activities          (5,688,435)          (195,613)
                                                                     -----------         ----------

Cash flows from investing activities:
           Additions to property, plant and equipment                   (504,395)          (111,151)
           Additions to intangible assets                               (155,000)           (15,790)
           Acquisitions                                               (5,960,585)        (3,012,724)
                                                                     -----------         ----------
                    Net cash flows from investing activities          (6,619,980)        (3,139,665)
                                                                     -----------         ----------

Cash flows from financing activities:
           Net proceeds of short-term debt                             4,104,779            564,291
           Repayments of long-term debt                                 (696,096)            (8,333)
           Sale of preferred stock                                     7,425,000                 --
           Exercise of options                                           625,000                 --
           Exercise of warrants                                          670,000          2,000,000
           Expenses of stock issuance                                   (864,532)                --
           Restructuring of employee stock option                        480,000                 --
           Payments received on notes receivable from
            sale of stock                                              1,663,630          1,760,631
                                                                     -----------         ----------
                    Net cash flows from financing activities          13,407,781          4,316,589
                                                                     -----------         ----------
Net decrease in cash and cash equivalents                              1,099,366            981,311
Cash and cash equivalents at beginning of period                       1,422,943            441,632
                                                                     -----------         ----------
Cash and cash equivalents at end of period                           $ 2,522,309          1,422,943
                                                                     ===========         ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows


                                                                             Nine-month
                                                            Year ended      period ended
                                                             June 30,         June 30,
                                                               1996             1995
                                                            -----------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                               $   364,993           5,284
                                                            ===========      ==========
Non cash investing and financing activities:
  Debt issued in connection with acquisitions               $ 1,250,000              --
  Increase in warrant exercise price                            155,736         120,467
  Receivable from exercise of warrants                        1,297,800       4,914,000
  Reduction of notes receivable for acquisitions              1,853,587       1,644,000
  Common stock issued for deferred compensation                      --         560,000
  Notes receivable paid subsequent to year end                       --       1,433,167
  Options granted for services                                  185,616              --
  Notes receivable from sale of stock                           161,023              --
  Discount on notes receivable from sale of stock               343,777              --
                                                            ===========      ==========

Summary of assets and liabilities acquired through
acquisitions:
  Cash                                                      $     5,641          29,165
  Accounts receivable                                         1,949,016       1,087,602
  Inventories                                                 4,642,531       2,755,658
  Property, plant and equipment                               5,794,703       2,034,000
  Intangible assets                                             330,193              --
  Other assets                                                  218,390          78,483
  Account payable and accrued expenses                       (2,388,781)     (1,232,352)
  Long-term and short-term debt                              (1,216,870)        (66,667)
                                                            -----------      ----------
     Net assets acquired                                    $ 9,334,823       4,685,889
                                                            ===========      ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            June 30, 1996 and 1995



(1)  Corporate Organization  and Acquisitions
     ----------------------------------------

     (a)  Business
          --------

          AgriBioTech, Inc. ("ABT" or the "Company") was formed to design, develop, and market various agricultural products intended to improve the profitability of farming and ranching. The Company is a specialized distributor of forage (hay crops), turf grass, corn, soybean and other seeds throughout the United States. Approximately 5% of the Company's sales for the year ended June 30, 1996 were to customers in foreign countries. Since January 1, 1995, the Company has followed a business strategy to acquire reputable, regionally based seed companies with proprietary products and established production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turf grass sector of the seed industry.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Effective June 30, 1995, the Company changed its fiscal year end from September 30 to June 30 since that date better reflects the natural business year of the Company's business.

     (b)  Acquisitions
          ------------

          The Company executed an asset purchase agreement to purchase substantially all of the assets of Scott Seed Co. ("Scott") effective March 1, 1995. The transaction was recorded using the purchase method of accounting. The net purchase price was $1,956,411 which includes inventory, accounts receivable, prepaid assets, and fixed assets, net of accounts payable and certain assumed liabilities. The purchase price was paid through 158,000 shares of ABT common stock valued at $474,000 and cash of $1,482,411.

          The Company purchased all of the capital stock of Seed Resource, Inc. ("Seed Resource") effective January 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $1,075,500 was paid through 333,334 shares of ABT common stock valued at $700,000 and cash of $375,500.

          The Company executed an asset purchase agreement with Hobart Seed Company ("Hobart") effective April 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $1,653,978 includes inventory, fixed assets, trademarks and trade names, and a minority interest in the stock of a purchasing cooperative. The purchase price was paid through 147,451 shares of ABT stock valued at $470,000 and $1,183,978 of cash.

          The Company purchased substantially all of the assets of Halsey Seed Company ("Halsey") effective July 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $1,122,793 includes inventory, accounts receivable, prepaid assets, and fixed assets, net of accounts

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



          payable and certain assumed liabilities. The purchase price was paid through cash of $772,653 and 87,535 shares of the Company's common stock valued at $350,140.

          The Company purchased substantially all of the assets of Arnold-Thomas Seed Service, Inc. ("Arnold-Thomas") effective October 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $926,195 includes inventory, accounts receivable, prepaid assets and fixed assets, net of accounts payable and certain assumed liabilities. The purchase price was paid through cash of $666,524 and 105,450 shares of the Company's common stock valued at $259,671.

          The Company purchased all of the capital stock of Clark Seeds, Inc. ("Clark Seed") effective October 1, 1995. The transaction was recorded using the purchase method of accounting. The purchase price of $2,150,000 was paid through 400,000 shares of the Company's common stock valued at $900,000 and promissory notes of $1,250,000.

          The Company purchased certain assets of Doug Conlee Seed Company ("Conlee") effective January 1, 1996. The transaction was recorded using the purchase method of accounting. The purchase price of $639,606 includes inventory, prepaid assets, fixed assets and proprietary rights to certain crop varieties. The purchase price was paid in cash. In addition, the Company must pay the seller 20 percent of the net margin, after expenses, from the business transferred to the Company through December 31, 1998, which through June 30, 1996 was insignificant.

          The Company purchased substantially all of the assets of Beachley-Hardy Seed, a division of Research Seeds, Inc., ("Beachley-Hardy") effective February 1, 1996. The transaction was recorded using the purchase method of accounting. The net purchase price of $4,231,981 includes inventory, accounts receivable, prepaid assets, fixed assets and trademark rights, less accounts payable and certain assumed liabilities. The purchase price was paid through cash of $3,623,194 and 162,343 shares of the Company's common stock valued at $608,787.

          Proforma results of operations (unaudited) assuming the acquisitions had occurred at the beginning of the periods presented are as follows:

                                                                 Nine-month
                                              Year ending       period ending
                                             June 30, 1996      June 30, 1995
                                             -------------      -------------

               Revenues                        $29,557,079         23,895,112
               Net (loss)                       (5,189,588)        (2,603,799)
               Net (loss) per share                  (0.65)             (0.40)

          In May 1996, the Company signed a letter of intent to purchase substantially all of the assets of a seed operation which markets corn, forage and turf grass seed in the United States and internationally. The pending acquisition will expand the Company's distribution territories and give the Company access to an established research base and new proprietary seed varieties. This seed operation has unaudited total assets of approximately $15 million and for its fiscal year ended September 30, 1995 had revenues of approximately $19.5 million and a net loss of approximately $0.4 million. The purchase price is expected to be approximately $17 million, after reflecting assumed liabilities of approximately $1 million and will be paid in cash at closing. The purchase price includes accounts receivable, inventory, property, plant and equipment, and proprietary rights to certain crop varieties, as well as the genetic breeding base for the development of additional varieties. In connection with this acquisition, the Company is negotiating

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



          for a substantial increase in its line of credit, additional debt funding and the additional equity described in note 13. If this acquisition does not close because the Company does not have sufficient financing resources, which the Company considers unlikely, the Company would be required to issue 250,000 shares of its common stock to the current owner.

(2)  Significant Accounting Policies
     -------------------------------

     (a)  Principles of Consolidation
          ---------------------------

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

     (b)  Cash and Cash Equivalents
          -------------------------

          Cash equivalents consist of financial instruments with original maturities of no more than ninety days.

     (c)  Inventories
          -----------

          Inventories are stated at the lower of cost (first-in, first-out) or market.

     (d)  Property, Plant, and Equipment
          ------------------------------

          Property, plant, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

     (e)  Intangible Assets
          -----------------

          Intangible assets consist of costs of genetic breeding bases for various proprietary plant varieties, trademarks and covenants not to compete related to the Company's seed business. In addition, it includes manufacturing, distribution, and patent rights to proven technologies acquired by the Company to be utilized for various agricultural purposes, primarily liquid formulations which are intended to prevent bloating in cattle, allowing them to safely graze certain high protein vegetation. Rights to genetic breeding bases are amortized over the expected lives of such assets using the straight-line and units-of-production methods. Other intangible assets are amortized using the straight-line method over eight to fifteen year periods or the lives of agreements, if applicable.

     (f)  Income Taxes
          ------------

          Income taxes are provided under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109
                                      ---------------------------
          requires that deferred income taxes be provided on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using the asset and liability method. Under this method, deferred income taxes are computed based on the enacted tax rates scheduled to be in effect when such differences reverse.

     (g)  Revenue Recognition
          -------------------

          The Company recognizes revenue when product is shipped to customers and title passes. Revenue is reduced by a reserve for estimated returns.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     (h)  Research and Development Costs
          ------------------------------

          Research and development costs are expensed as incurred.

     (i)  Employee Stock Options
          ----------------------

          Under Accounting Principles Board Opinion No. 25, the Company does not record compensation for stock options granted to employees unless the exercise price is less than the quoted market price of the Company's common stock at the date of grant. To date, the Company has not granted any stock options to employees under which compensation has been recorded. The Financial Accounting Standards Board has adopted SFAS No. 123 which allows the Company to continue its present policy or, alternatively, to record a compensation element for stock options granted to employees on the "fair value based method" which generally uses a modeling technique to calculate the fair value of options issued. The Company currently anticipates it will continue its present method of accounting for employee stock options. In such case, beginning in 1997, the Company will be required to provide proforma disclosures of net earnings and net earnings per share as if the "fair value based method" had been utilized.

     (j)  (Loss) Per Common Stock
          -----------------------

          (Loss) per share common stock has been computed based upon average shares outstanding during the periods presented. Contingently issuable shares have been excluded because of their anti-dilutive effect.

     (k)  Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform with the 1996 presentation.

(3)  Inventories
     -----------

     Inventories consist of:

                                                     June 30,
                                                     --------
                                                1996             1995
                                                ----             ----
     Farm seed and related products          $6,815,493        1,143,316
     Garden supplies                            295,415          138,933
     Other products                             109,512          214,379
     Supplies                                    37,375          322,531
                                             ----------        ---------
          Total inventories                  $7,257,795        1,819,159
                                             ==========        =========

(4)  Property, Plant, and Equipment
     ------------------------------

     A summary of property, plant, and equipment is as follows:

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements




                                                                                    June 30,
                                                      Useful                        --------
                                                      lives                    1996           1995
                                                      -----                    ----           ----
     Land                                                     --            $1,394,500       244,500
     Buildings                                    12 to 40 years             3,668,555     1,250,770
     Equipment                                     1 to 25 years             3,388,624       669,158
                                                                            ----------     ---------
               Total property, plant, and
                    equipment                                                8,451,679     2,164,428
     Less accumulated depreciation                                             535,534        72,163
                                                                            ----------     ---------
               Property, plant, and
                    equipment, net                                          $7,916,145     2,092,265
                                                                            ==========     =========

(5)  Intangible Assets
     -----------------

     Intangible assets consist of:


                                                        June 30,
                                                        --------
                                                   1996          1995
                                                   ----          ----
     Genetic breeding bases                    $  297,000            -
     Covenants not to compete                     170,000            -
     Manufacturing, distribution
       and patent rights                          737,825      737,825
     Other                                         18,193            -
                                               ----------      -------

               Total intangible assets          1,223,018      737,825

     Less accumulated amortization                676,691      572,951
                                               ----------      -------
               Intangible assets, net          $  546,327      164,874
                                               ==========      =======

(6)  Long-Term Debt
     --------------

     A summary of long-term debt is as follows:

                                                                       June 30,
                                                                       --------
                                                                 1996          1995
                                                                 ----          ----
          Notes payable to former owners of Clark
            Seed; payments of $400,000 annually,
            plus interest at 6%; secured by property,
            plant and equipment of Clark Seed                  $800,000            -
          Mortgage payable to financial institution
            due in annual payments of $86,762, including
            interest at 8.75%; secured by land and buildings
            of Clark Seed                                       629,365            -
          Industrial revenue bond, bearing interest at
            75% of the prime rate (6.2% at June 30, 1996),
            principal payments of $8,333 plus accrued
            interest due semiannually through December 12,
            1998; secured by buildings                           41,667       58,334

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



          Note payable bearing interest at 8%, principal
            payments of $106,390 plus interest due annually         106,390       212,780


          Other                                                      44,552             -
                                                                 ----------       -------
                    Total long-term debt                          1,621,974       271,114
     Less current installments                                      567,353       123,057
                                                                 ----------       -------
                    Long-term debt, excluding current
                       installments                              $1,054,621       148,057
                                                                 ==========       =======

Required principal payments are as follows:


              Year ending June 30,                      Amount
              --------------------                      ------
                      1997                             $567,353
                      1998                              466,707
                      1999                               55,471
                      2000                               42,287
                      2001                               45,305

The 8% note payable originated in June 1992, when Fiber Chem, Inc. ("FCI"), which then owned 100 percent of ABT, sold ABT to four individuals, three of whom were at that time related parties to FCI and are currently directors of ABT. The note payable was assumed by ABT although the individuals remained primarily liable until the note was fully paid in July 1996.

(7)  Short-Term Debt
     ---------------

     At June 30, 1996, the Company had a $4,500,000 line of credit with a bank, all of which was outstanding. The amount available under the line of credit is limited to the sum of 70 percent of the Company's eligible receivables less than 90 days old and 50 percent of eligible inventory. The line of credit expires in November 1996, bears interest at the bank's reference rate plus 1.5 percent (9.75% at June 30, 1996), and is secured by inventory, receivables, equipment, and intangibles.

     In addition, Clark Seed has a revolving line of credit for up to $721,000, of which $588,984 was outstanding at June 30, 1996. This line of credit expires October 1, 1996, bears interest at a variable rate which was 8.45 percent at June 30, 1996 and is secured by Clark Seed's accounts receivable, inventory and equipment.

(8)  Capital Stock
     -------------

     Prior to October 1, 1994, the Company issued warrants to purchase the Company's common stock. The "A Warrant" entitled the holder to obtain one share of ABT's common stock and a warrant (the "B Warrant") upon payment of the exercise price of $3.50 through January17, 1996. The B Warrant entitles the holder to obtain one share of ABT's common stock and a warrant (the "C Warrant") upon the payment of the exercise price of $5.00 through January 17, 1997. The C Warrant entitles the holder to obtain one share of ABT's common stock upon payment of the exercise price of $7.50 through January 17, 1998.

     On January 30, 1995, in order to accelerate the raising of capital, the Company's Board of Directors temporarily reduced the exercise price of all of the 2,160,000 Class A Warrants then outstanding from $3.50 per share to $2.00 per share until March 1, 1995. As a result, the Company received an aggregate of $2,000,000 from the

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     exercise of 1,000,000 Class A Warrants. Effective March 2, 1995, the exercise price of the Class A Warrants reverted back to $3.50 per share.

     In mid-March 1995, to further accelerate the raising of capital, the Company reduced the exercise price of the Class A Warrants and Class B Warrants to $3.00 per share in the event the warrant holder exercised on or before March 30, 1995 using cash or promissory notes. To the extent exercise was by promissory note, funds due on these promissory notes increased periodically back to the original exercise price of the warrants. By March 30, 1995, 1,038,000 Class A Warrants and 600,000 Class B Warrants were exercised by promissory notes. These promissory notes were transferable and non-interest bearing. The common stock underlying the exercise of these warrants was held in escrow by the Company until the promissory notes were paid. On March 31, 1995, the exercise price of the unexercised Class A Warrants and Class B Warrants reverted back to $3.50 per share and $5.00 per share, respectively.

     In June 1995, the Company entered into a consulting agreement for assistance with investor relations, strategic planning, funding plans, and other corporate activities through December 31, 1995. The Company issued 300,000 Class A warrants exercisable at $3.50 per share through January 17, 1996 and the market price on the date of the agreement was $3.00 per share. The agreement was not deemed to contain significant compensation and, therefore, no expense was recorded in connection with this agreement.

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

     During the nine-month period ended June 30, 1995, the Company reduced the notes receivable from sale of stock by $1,644,000 through the acquisition of Scott, Seed Resource and Hobart for $474,000, $700,000 and $470,000, respectively. During the year ended June 30, 1996, in connection with the acquisitions of Arnold-Thomas and Clark Seed, $1,503,447 of the notes were satisfied by note holders transferring 505,450 shares of stock to the previous owners of Arnold-Thomas and Clark Seed. To facilitate the Clark Seed transfer, the notes receivable for sale of stock were discounted by $343,777 to reflect the then current market price of the stock.

     In April 1996, the Company completed a private placement of convertible preferred stock and issued 7,425 shares of Series B Convertible Preferred Stock. The Company received cash proceeds, after commissions, of $6,608,250 from the issuance of the Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is not entitled to a dividend and is not mandatorily redeemable by the Company. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share, plus a premium of 10 percent per annum from the date of issuance, which aggregated $6,667,002 at June 30, 1996. The Series B Convertible Preferred Stock is convertible into shares of common stock equal to the aggregate liquidation preference, including the 10 percent per annum premium, divided by a conversion price that is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount of approximately $3.90 per share which escalates to approximately $5.90 per share over four years. In the event of a conversion when the average closing bid price of the Company's common stock is $3.75 per share or lower, the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series B Convertible Preferred Stock will convert into common stock after being outstanding four years if not been previously converted.

     Between the date of issuance and June 30, 1996, 895 shares of Series B Convertible Preferred Stock were converted into 280,214 shares of common stock. At June 30, 1996, the 6,530 shares of Series B Convertible

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     Preferred Stock outstanding were convertible into 2,096,542 shares of common stock. Between July 1, 1996 and September 20, 1996, 2,932 shares of Series B Convertible Preferred Stock were submitted to the Company for conversion. The Company issued 1,061,184 shares of common stock and redeemed for cash the equivalent of 334,201 shares of common stock aggregating $853,273. The remaining shares of Series B Convertible Preferred Stock outstanding on September 20, 1996, were convertible into 1,729,157 shares of common stock.

     On January 5, 1996, the Company entered into an eighteen-month consulting agreement to assist the Company with investor communications and relations. In consideration of the agreement, the Company granted the consultant a five-year option to purchase 2,000,000 shares of the Company's common stock exercisable at $1.81 per share which equaled the market price at the grant date. In July 1996, 1,500,000 options became exercisable with the remaining 500,000 options becoming exercisable in July 1997. The Company has determined that the value of the investor communications and relations services to be received under this agreement is $108,000, which is being amortized over the term of the agreement. Subsequent to June 30, 1996, the Company entered into another agreement with the consultant under which the consultant surrendered rights to 1,550,000 of the options with rights to an additional 300,000 options being surrendered if such options are not exercised by October 31, 1996. In exchange, the Company issued 750,000 shares of its restricted common stock to the consultant.

     In March 1996, the Company entered into a bridge financing agreement, pending the completion of the Series B Convertible Preferred Stock issuance describe above, under which the Company borrowed $1,000,000 from an individual, who is also a stockholder of the Company. The loan was repaid from the proceeds of the Series B Convertible Preferred Stock offering. Under the agreement, interest was paid on the loan at 9 percent per annum and the lender was granted a five year option to purchase 500,000 shares of the Company's common stock exercisable at $2.50 per share which equaled the market price at the grant date. The Company has imputed $27,616 of additional interest expense under this agreement to reflect the relative risk undertaken by the lender. In addition, the Company granted a five year option to purchase 250,000 shares of the Company's common stock exercisable at $2.50 per share to the agent for the lender, who was also a consultant to the Company. The Company determined that the compensation attributable to the agent's services was $50,000, which was amortized over the term of the loan agreement. In June 1996, the Company entered into an additional agreement with the holders of these options under which 250,000 of these options were exercised, along with the conversion of 150,000 Class B Warrants, with the Company receiving $625,000 in cash, and the remaining 500,000 options were canceled.

     The Company has (1) an Employee Stock Option Plan under which options for the purchase of up to 1,200,000 shares of common stock may be granted to qualified employees, officers and directors, employees of subsidiaries, independent contractors, consultants, and other individuals and (2) an Employee Stock Bonus Plan under which up to 400,000 shares of common stock may be issued to qualified full-time employees. The Employee Stock Option Plan is administered by a committee of non-employee members of the Company's Board of Directors, who have complete discretion to select the optionee and the terms and conditions of each option. The exercise price of the options cannot be less than the fair market value of the Company's common stock on the date of grant and options may not be exercised more than ten years from the date of grant. At June 30, 1996, the Company had granted five-year options to non-officer employees for the purchase of 211,500 shares of common stock at $3.75 per share (which was the market price on the date of grant) under the Employee Stock Option Plan, of which 70,500 were exercisable. In addition, the Company has granted its non-employee directors ten-year options to purchase an aggregate of 40,000 shares of common stock at $4.06 per share (which was the market price on the date of grant), of which 20,000 are exerciseable. No options have been exercised. No shares have been issued under the Employee Stock Bonus Plan.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



     In December 1995, February 1996 and March 1996, the Company granted options for the purchase of an aggregate of 5,500,000 shares of the Company's common stock to officers of the Company, including options for 300,000 shares under the Employee Stock Option Plan. These options are exercisable at prices ranging from $2.00 to $3.00, which equaled the market values at the respective dates of grant, and expire ten years from the date of grant. The options become exercisable over periods of five to ten years, with those becoming exercisable over ten years being subject to accelerated exercisability if the Company achieves certain levels of revenues. Options for 1,000,000 shares were vested at June 30, 1996. As part of the Company's capital raising program, all of the officers' options are exerciseable at any time for cash.

     As of June 30, 1996, the Company had 1,616,000 Class B Warrants, 884,000 Class C Warrants and 174,000 other warrants outstanding. Following is a summary of activity in the Company's warrants and options:


                                         Warrants                        Options
                                         --------                        -------
                                  Price           Number          Price            Number
                                  -----           ------          -----            ------
     Outstanding at
      September 30, 1994      $3.50 - 5.00        2,200,000     $      -               -
     Issued                    3.50 - 7.50        2,938,000            -               -
     Exercised                 2.00 - 3.00       (2,638,000)           -               -
                                                  ---------                        ---------
     Outstanding at
      June 30, 1995            3.50 - 5.00        2,500,000            -               -
     Issued                    5.00 - 7.50          880,000       1.81 - 4.06      8,501,500
     Exercised                 3.15 - 5.00         (706,000)         2.50           (250,000)
     Canceled                       -                 -              2.50           (500,000)
                                                  ---------                        ---------
     Outstanding at
      June 30, 1996            5.00 - 7.50        2,674,000       1.81 - 4.06      7,751,500
                                                  ---------                        ---------
     Vested at June 30, 1996                      2,674,000                        3,077,900
                                                  ---------                        ---------

     In connection with the acquisitions of Scott, Seed Resource, Hobart, Halsey, Arnold-Thomas, Clark Seed, and Beachley-Hardy, the former owners of these entities received ABT common stock that is subject to "lock-up agreements" which limit the amount of common stock that the former owners of these entities can sell within specified time periods. In addition, the Company guaranteed the proceeds to be received by the former owners of certain of these entities (one of which is currently in effect) from the sale of the common stock if sold in accordance with the lock up agreements.

     At June 30, 1996, the remaining guaranteed proceeds from the sale of ABT common stock issued in connection with the Hobart acquisition was $267,250 for 99,451 shares which are to be sold through August 31, 1998. Substantially all of the fixed assets of Hobart secure the guaranteed proceeds. The former owner of Halsey did not sell ABT common stock in accordance with the terms of the lock-up agreement for the other acquisitions which, by its terms, voids the Company's guarantee. However, the former owner of Halsey did not receive proceeds upon the sale of the ABT stock which exceeded the guaranteed amount and has filed a lawsuit alleging the Company is obligated to make up the shortfall of approximately $137,000 despite his violation of the lock-up agreement. Sales made pursuant to lock-up agreements for the other acquisitions were made such that the Company had no obligations under its guarantees.

     Any difference between the guaranteed proceeds and the proceeds received by the previous owners of the above entities will be paid in cash by the Company. The closing price for the Company's common stock on September 20, 1996 was $2.625 per share and the range of closing prices has been as follows:

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



                                                    High      Low

          January 1, 1995 - June 30, 1995          $  4.75    1.75
          July 1, 1995 - June 30, 1996              5.4375   1.625
          July 1, 1996 - September 20, 1996         4.0625    2.50

(9)  Commitments and Contingency
     ---------------------------

     The Company has entered into employment agreements with officers of the Company for periods of up to four years. Annual compensation, excluding bonuses and out-of-pocket expenses, aggregates $536,000 under these agreements.

     The Company has entered into contractual arrangements with suppliers to purchase approximately $500,000 of seed during the years ending June 30, 1997 and 1998. In addition, the Company contracts with growers to produce a substantial portion of its proprietary seed requirements which the Company would be obligated to purchase upon delivery by the growers. These contracts are typically for one to three growing seasons and are generally renewed or replaced with other growers.

     The Company rents office space, land, warehouse space and equipment under agreements expiring through the year 2000. Total rent expense was $152,999 for the year ended June 30, 1996 and $79,999 for the nine-month period ended June 30, 1995. Rent commitments as of June 30, 1996 are as follows:


                   Year ending June 30,
                   --------------------
                           1997                       $145,596
                           1998                         75,628
                           1999                         12,053
                           2000                          7,252
                           2001                          5,052

     As of June 30, 1996, the Company had entered into agreements for the construction of additional warehouse facilities with an aggregate cost of approximately $410,000.

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

(10) Income Taxes
     ------------

     The Company has reported significant losses for income tax purposes. Utilization of these losses as carryforwards to offset future taxable income is dependent on having taxable income. The losses which originated prior to June 30, 1992 are further limited in each year to an amount equal to the Federal long-term tax exempt interest rate times the entity's market value at the time of change in ownership. The Company believes that the effect of these limitations will be to limit the utilization of pre-1993 net operating loss carryforwards to approximately $25,000 annually through the year 2007. The net operating losses expire, if unused, as follows:

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements



                                         Amount
                                         ------

                    2001 - 2007       $  375,000
                    2008                 230,000
                    2009                 890,000
                    2010               1,350,000
                    2011               3,100,000


The components of deferred tax assets are as follows:

                                                          June 30,
                                                          --------
                                                  1996                1995
                                                  ----                ----
Net operating loss carryforward               $ 2,020,000             57,000
Other                                              35,000                  -
                                              -----------           --------
Total gross deferred tax assets                 2,055,000            957,000
Less valuation allowance                       (2,055,000)          (957,000)
                                              -----------           --------
                Net deferred tax assets       $         -                  -
                                              ===========           ========

     The tax benefit of the net operating loss carryforward has been fully offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefit will be realized. The valuation allowance increased by $1,098,000 during the year ended June 30, 1996 and $467,000 during the nine-month period ended June 30, 1995.

(11) Retirement Plan
     ---------------

     The Company has a defined contribution plan which covers all employees. Eligible employees may contribute up to 30 percent of their annual compensation, not to exceed the statutory maximum. The Company may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in the Company's contributions for each year of service after the first year. The Company made no contributions to the plan in 1996 and 1995.

(12) Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt is based on the present value of the cash flows from that debt, assuming interest rates of 10.25% (6.2% for tax exempt debt) at June 30, 1996 was approximately $1.5 million.

(13) Subsequent Events
     -----------------

     Subsequent to June 30, 1996, the Company reached an agreement on the form of subscription agreement for a private placement of up to 10,000 shares of Series C Convertible Preferred Stock at $1,000 per share. As of September 20, 1996, the Company has received subscriptions for $6,513,100 of such stock and cash of $6,170,000 has been received by the Company. The Company will pay commissions and expenses of 13% of the gross proceeds. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, plus

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     a premium of 8 percent per annum from the date of issuance. The Series C Convertible Preferred Stock is convertible into shares of common stock equal to the aggregate liquidation preference, including the 8 percent per annum premium, divided by a conversion price that is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount, which is $3.00 for one-third of the shares, $3.50 for one-third of the shares and $4.00 for one-third of the shares. In the event of a conversion when the average closing bid price of the Company's common stock is below the price at the issuance of the Series C Convertible Preferred Stock, the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series C Convertible Preferred Stock will convert into common stock after being outstanding two years if not been previously converted.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 30, 1996

                                                   AGRIBIOTECH, INC.
                                                   By: /s/ Johnny R. Thomas
                                                       -------------------------
                                                           Johnny R. Thomas,
                                                               President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Johnny R. Thomas      President (Principal            September 30, 1996
- -----------------------      Executive Officer)
Johnny R. Thomas             and Director

/s/ Henry A. Ingalls      Vice President and Treasurer    September 30, 1996
- -----------------------      (Principal Financial and
Henry A. Ingalls             Accounting Officer)


/s/ Scott J. Loomis       Vice President and Director     September 30, 1996
- -----------------------
Scott J. Loomis

/s/ John C. Francis       Vice President, Secretary       September 30, 1996
- -----------------------      and Director
John C. Francis

/s/ Kent Schulze          Director                        September 30, 1996
- -----------------------
Kent Schulze

/s/ Byron D. Ford         Director                        September 30, 1996
- -----------------------
Byron D. Ford

                                 EXHIBIT INDEX

Exhibit No.    Description
- -----------    -----------

   10.12 Amendment, dated December 20, 1995, to Employment Agreement between the Company and Kathleen Gillespie.


   10.23 Business Loan Agreement, dated as of May 1, 1996, among the Registrant, certain of its subsidiaries and Bank of America (Nevada).

    21.1       Subsidiaries of the Registrant.

    23.1       Consent of KPMG Peat Marwick LLP.

    27.1       Financial Data Schedule.