Form 10QSB
period 1996-09-30
AGRIBIOTECH INC
filed 1996-11-19
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from __________________ to ____________________


          Commission file number 0-19352
                                 -------


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
         -----    ------

     As of November 10, 1996, the Registrant had 11,866,171 shares of Common Stock, par value $.001 per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)

                                    ASSETS

                                                                    September 30,        June 30,
                                                                        1996               1996
                                                                    -------------     -------------
Current assets:

          Cash and cash equivalents                                 $ 9,931,598          2,522,309
          Accounts receivable, less allowance for doubtful
           accounts of $475,272 at September 30, 1996
           and $104,773 at June 30, 1996                              8,229,935          7,501,725
          Inventories                                                18,037,631          7,257,795
          Other                                                         117,919            285,811
                                                                    -----------        -----------
               Total current assets                                  36,317,083         17,567,640

Property, plant and equipment, net                                   12,820,970          7,916,145

Intangible assets, net of accumulated amortization                    2,363,246            546,327

Investment in associated entity, at equity                              681,640                 --

Other assets                                                            108,939            153,676
                                                                    -----------        -----------
               Total assets                                         $52,291,878         26,183,788
                                                                    ===========        ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    September 30,        June 30,
                                                                                        1996               1996
                                                                                    -------------        ---------
Current liabilities:
        Short-term debt                                                            $  4,500,000           5,088,984
        Current installments of long-term debt                                          595,963             567,353
        Accounts payable                                                              6,455,595           4,406,588
        Accrued liabilities                                                           1,881,945           1,043,746
        Amount due in connection with acquisition                                    16,407,951                  --
                                                                                   ------------          ----------
                   Total current liabilities                                         29,841,454          11,106,671

Long-term debt, excluding current installments                                        1,278,964           1,054,621
                                                                                   ------------          ----------
                   Total liabilities                                                 31,120,418          12,161,292
                                                                                   ------------          ----------
Stockholders' equity:
        Preferred stock, $.001 par value; authorized 10,000,000 shares;
         issued and outstanding 13,318 shares at September 30, 1996
         (aggregate liquidation preference of $13,491,752) and 6,530 shares
         at June 30, 1996 (aggregate liquidation preference of $6,667,002)                   13                   7
        Common stock $.001 par value; authorized 30,000,000
         shares; issued and outstanding 10,849,581 shares at
         September 30, 1996 and 8,543,757 shares at June 30, 1996                        10,850               8,544
        Capital in excess of par value                                               32,181,944          23,752,051
        Accumulated (deficit)                                                       (11,005,987)         (9,711,316)
                                                                                   ------------          ----------
                                                                                     21,186,820          14,049,286
        Deferred compensation                                                           (15,360)            (26,790)
                                                                                   ------------          ----------
                   Total stockholders' equity                                        21,171,460          14,022,496
                                                                                   ------------          ----------
Contingency and subsequent events (notes 2, 4 and 5)

                   Total liabilities and stockholders' equity                      $ 52,291,878          26,183,788
                                                                                   ============          ==========

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                  Three-month period
                                                  ended September 30,
                                                  -------------------
                                                  1996           1995
                                                  ----           ----
Net Sales                                      $ 7,653,171    $2,469,030
Cost of sales                                    5,612,580     1,850,785
                                               -----------    ----------
       Gross profit                              2,040,591       618,245
Operating expenses                               3,299,390     1,397,174
                                               -----------    ----------
       (Loss from operations)                   (1,258,799)     (778,929)
                                               -----------    ----------

Other income (expense):
  Interest expense                                (259,818)      (13,093)
  Interest income                                   89,984        14,276
  Other                                            133,962         3,131
                                               -----------    ----------
       Total other income (expense)                (35,872)        4,314
                                               -----------    ----------
       Net (loss)                              $(1,294,671)     (774,615)
                                               ===========    ==========
Shares of common stock used in
 computing loss per share                        9,105,682     7,145,200
                                               ===========    ==========

       Net (loss) per share                    $     (0.14)        (0.11)
                                               ===========    ==========


See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDARIES

          Consolidated Statements of Changes in Stockholders' Equity

                                  (Unaudited)

                                                 Perferred stock                   Common stock
                                            -------------------------          ---------------------
                                            Shares             Amount          Shares         Amount
                                            ------             ------          ------         ------
Balance at June 30, 1996                     6,530                 7            8,543,757     $8,544

Issuance of preferred stock for cash        10,000                10                    --        --
Common stock issued for:
         Services                               --                --                15,000        15
         Exercise of options                    --                --               362,500       363
         Preferred stock converted and
          redeemed                          (3,212)               (4)            1,178,324     1,178
         Cancellation of options                --                --               750,000       750
Expenses of stock issuances                     --                --                    --        --
Deferred compensation earned                    --                --                    --        --
Net (loss)                                      --                --                    --        --
                                            ------               ---            ----------    ------
Balance at September 30, 1996               13,318               $13            10,849,581   $10,850
                                            ======               ===            ==========   =======

                                            Capital in
                                            excess of           Accumulated         Deferred
                                            par value            (deficit)        compensation         Total
                                            ----------          -----------       -------------        ------
Balance at June 30, 1996                    23,752,051            (9,711,316)      (26,790)             14,022,496

Issuance of preferred stock for cash         9,999,990                    --            --              10,000,000
Common stock issued for:
         Services                               45,885                    --            --                  45,900
         Exercise of options                   655,762                    --            --                 656,125
         Preferred stock converted and
          redeemed                            (906,639)                   --            --                      --
         Cancellation of options                  (750)                   --            --                      --
Expenses of stock issuances                 (1,364,355)                   --            --              (1,364,355)
Deferred compensation earned                        --                    --        11,430                  11,430
Net (loss)                                          --            (1,294,671)           --              (1,294,671)
                                            ----------           -----------       -------              ----------
Balance at September 30, 1996               32,181,944           (11,005,987)      (15,360)             21,171,460
                                            ==========           ===========       =======              ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC AND SUBSIDIARIES.

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                       Three-month period
                                                                       ended September 30,
                                                                       -------------------
                                                                     1996               1995
                                                                 -------------      ------------
Cash flows from operating activities:
        Net (loss)                                                $(1,294,671)         (774,615)
        Adjustments to reconcile net (loss) to net cash
         flows from operating activities:
                Amortization                                           35,991            31,605
                Depreciation                                          150,274            56,117
                Common stock for services                              57,330            43,541
                Changes in assets and liabilities excluding
                 effects of acquisitions:
                    Accounts receivable                             1,263,555          (218,982)
                    Inventories                                    (2,001,212)         (621,903)
                    Other assets                                      207,100          (217,236)
                    Payables                                        1,697,523           564,784
                    Accrued liabilities                                 3,199           (69,065)
                                                                  -----------        ----------
                  Net cash flows from operating activities            119,089        (1,205,754)
                                                                  -----------        ----------
Cash flows from investing activities:
        Additions to property, plant and equipment                   (406,902)         (237,851)
        Additions to intangible assets                                   --            (155,000)
        Acquisitions                                                     --            (772,653)
                                                                  -----------        ----------
                  Net cash flows from investing activities           (406,902)       (1,165,504)
                                                                  -----------        ----------
Cash flows from financing activities:
        Net proceeds of short-term debt                              (588,984)          435,709
        Repayments of long-term debt                                 (121,201)         (106,391)
        Sale of preferred stock                                    10,000,000              --
        Exercise of options                                           656,125              --
        Redemption of preferred stock                                (905,465)             --
        Expenses of stock issuance                                 (1,364,355)             --
        Additions to long-term debt                                    20,982              --
        Payments received on notes receivable from
          sale of stock                                                  --           1,083,027
                                                                  -----------        ----------
                  Net cash flows from financing activities          7,697,102         1,412,345
                                                                  -----------        ----------
Net increase (decrease) in cash and cash equivalents                7,409,289          (958,913)
Cash and cash equivalents at beginning of period                    2,522,309         1,422,943
                                                                  -----------        ----------
Cash and cash equivalents at end of period                         $9,931,598           464,030
                                                                   ==========        ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                            Three-month period
                                                                            ended September 30,
                                                                            -------------------
                                                                             1996            1995
                                                                        -------------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                            $   138,021         23,685
                                                                         ===========      =========
Non cash investing and financing activities:
   Amount due in connection with acquisitions                            $15,997,034           --
   Accued costs of acquisition                                               835,000           --
   Increase in warrant exercise price                                             --         96,855
   Reduction of notes receivable for acquisitions                                 --        350,140
                                                                         ===========      =========

Summary of assets and liabilities acquired through acquisitions:
   Accounts receivable                                                   $ 1,991,765        330,166
   Inventories                                                             8,778,624        349,252
   Property, plant and equipment                                           4,693,197        500,150
   Intangible assets                                                       1,807,910           --
   Other assets                                                              676,111         13,691
   Accounts payable and accrued expenses                                    (762,401)       (70,466)
   Long-term and short-term debt                                            (353,172)          --
                                                                         -----------      ---------
         Net assets acquired                                             $16,832,034      1,122,793
                                                                         ============     =========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC., and  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
  ===========================================================================

(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
     ----------------------------------------------

AgriBioTech, Inc. ("ABT" or the "Company") was formed to design, develop, and market various agricultural products intended to improve the profitability of farming and ranching. The Company is a specialized distributor of forage (hay crops), turf grass, corn, soybean and other seeds throughout the United States and internationally. Since January 1, 1995, the Company has followed a business strategy to acquire reputable, regionally based seed companies with proprietary products and established production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turf grass sector of the seed industry.

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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2)  ACQUISITIONS
     ------------

The Company purchased substantially all of the assets of W-L Research, Inc. and Germain's, Inc., which were indirect subsidiaries of Berisford, plc, effective September 1, 1996. The transaction also included the acquisition of a 50% ownership interest in SeedBiotics, Inc. a limited liability company. The transaction was recorded using the purchase method of accounting. The net purchase price of $15,997,034 includes inventory, accounts receivable, prepaid assets, fixed assets, and intangible assets, less accounts payable and certain assumed liabilities. The intangible assets consist of trademark rights and proprietary rights to certain crop varieties, as well as the genetic breeding base for the development of additional varieties. The purchase price was paid in cash. At September 30, 1996, the Company owed the sellers $16,407,951 related to the acquisition, including $410,917 for operational items incurred subsequent to the effective date of the acquisition.

During the year ended June 30, 1996, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1996 Form 10-QSB. Unaudited pro-forma results of operations assuming all acquisitions had occurred at the beginning of the period presented is as follows:

                                         Three-Month Period Ended
                                         ------------------------
                                  September 30, 1996    September 30, 1995
                                  ------------------    ------------------
Revenue                           $10,176,639           $ 7,345,642
Net earnings(loss)                $(1,362,040)          $(2,169,619)
Net earnings(loss) per share      $     (0.15)          $    (0.28)

                      AGRIBIOTECH, INC., and  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
  ===========================================================================

(3)  SHORT-TERM DEBT
     ---------------

At June 30, 1996, the Company had a $4.5 million line of credit with Bank of America ("BofA"). On October 4, 1996, the Company entered into a new agreement with BofA to increase the line of credit to $15 million under similar terms and conditions. The new line of credit bears interest at 1.25% over the BofA reference rate and expires November 30, 1997. In connection with the acquisition described in Note 2, the Company increased the amount outstanding under the line of credit to approximately $12.5 million. The separate $721,000 line of credit maintained by one of the Company's subsidiaries, which had an outstanding balance of $588,984 on June 30, 1996, was repaid and expired on October 1, 1996.

(4)  CAPITAL STOCK
     -------------

Between July 1, 1996 and September 30, 1996, 3,212 shares of the Company's Series B Convertible Preferred Stock were presented for conversion. The Company issued 1,178,324 shares of common stock and redeemed for cash the equivalent of 353,443 shares of common stock aggregating $905,465. At September 30, 1996, the 3,318 shares of Series B Convertible Preferred Stock outstanding had a liquidation preference of $3,471,229 and were convertible into 1,645,132 shares of common stock. Between October 1, 1996 and November 10, 1996, 520 shares of Series B Convertible Preferred Stock were submitted to the Company for conversion. The Company issued 256,219 shares of common stock and redeemed for cash the equivalent of 32,442 shares of common stock aggregating $76,353.

In September 1996, the Company completed a private placement of 10,000 shares of Series C Convertible Preferred Stock at $1,000 per share, receiving gross proceeds of $10,000,000. The Company paid commissions and selling expenses of 13% of the gross proceeds and also incurred legal and other expenses, which aggregated $1,364,355. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, plus a premium of 8 percent per annum from the date of issuance. The Series C Convertible Preferred Stock is convertible into shares of common stock equal to the aggregate liquidation preference, including the 8 percent per annum premium, divided by a conversion price that is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount, which is $3.00 for one-third of the shares, $3.50 for one-third of the shares and $4.00 for one-third of the shares. In the event of a conversion when the average closing bid price of the Company's common stock is below the price at the issuance of the Series C Convertible Preferred Stock, the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series C Convertible Preferred Stock will convert into common stock after being outstanding two years if not been previously converted.

At September 30, 1996, the 10,000 shares of Series C Convertible Preferred Stock outstanding had a liquidation preference of $10,020,523 and were convertible into 4,749,063 shares of common stock. Between October 1, 1996 and November 10, 1996, 248 shares of Series C Convertible Preferred Stock were submitted to the Company for conversion. The Company issued 133,997 shares of common stock and redeemed for cash the equivalent of 4,780 shares of common stock aggregating $10,712.

(5)  CONTINGENCIES
     -------------

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

                      AGRIBIOTECH, INC., and  SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
  ===========================================================================

The former owner of one of the Company's subsidiaries filed a lawsuit alleging the Company is obligated to make up a shortfall of approximately $137,000 in proceeds upon the sale of the Company's common stock compared to the amount guaranteed by the Company in the acquisition. However, the former owner violated a lock-up agreement covering the common stock issued which, by its terms, voids the Company's guarantee. On November 1, 1996, this lawsuit was settled by the Company agreeing to issue 25,620 shares of its common stock to the former owner.


                        ------------------------------

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

Since January 1, 1995, the Company has grown significantly, primarily through acquisitions of regional seed companies. These acquisitions are more fully discussed in Note 1 of Notes to Consolidated Financial Statements in the June 30, 1996 Form 10-KSB and Note 2 of Notes to Consolidated Financial Statements herein. The results of operations of the acquired companies are included in the Company's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting, as follows:

                                                Effective
             Name                                  Date
             ----                                  ----
     Seed Resource, Inc.                        January 1, 1995
     Scott Seed Company                         March 1, 1995
     Hobart Seed Company                        April 1, 1995
     Halsey Seed Company                        July 1, 1995
     Arnold Thomas Seed Service, Inc.           October 1, 1995
     Clark Seeds, Inc.                          October 1, 1995
     Doug Conlee Seed Co.                       January 1, 1996
     Beachley-Hardy Seed                        February 1, 1996
     W-L Research, Inc. and Germain's Inc.      September 1, 1996

In addition to the above acquisitions, the Company acquired certain assets of Sphar Seed Company effective July 1, 1995 to expand the operations of Scott Seed Company. The Company also created Seed Mart, Inc. a start-up seed operation in the upper midwest section of the United States. Seed Mart began operations in the summer of 1995 but did not have significant sales until the spring of 1996. The Company began limited operations in Mexico in 1994.

The acquisitions and other operations being included in the Company's consolidated financial statements beginning with each of their effective or start-up dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily indicative of results which may be expected for an entire year.

The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $6,475,629 at September 30, 1996, as compared to $6,460,969 at June 30, 1996. The September 30, 1996 amount reflects the acquisition of W-L Research, Inc. and Germains, Inc. (collectively, "W-L/Germain's"), effective September 1, 1996, and the completion of a $10 million private placement of preferred stock as described in Notes 2 and 4 of Notes to Consolidated Financial Statements herein.

To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital. In the three-months ended September 30, 1996 (the "1997 Quarter"), the Company received gross cash proceeds of $10,000,000 from the private placement of preferred stock. The Company paid commissions and selling expenses equal to 13% of the gross proceeds and incurred $64,355 of other offering expenses. In addition, the Company received $656,125 from the exercise of existing options for common stock. In the 1997 Quarter, the Company paid $905,465 for the partial redemption of preferred stock submitted to the Company for conversion into common stock since the Company believes this will promote a more orderly conversion to common stock which will allow the Company future access to growth capital under more favorable terms.

At June 30, 1996, the Company had a $4.5 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. On October 4, 1996, the Company entered into a new agreement with BofA to increase the line of credit to $15 million under similar terms and conditions. The new line of credit bears interest at 1.25% over the BofA reference rate and expires November 30, 1997. The new line is secured by inventory, accounts receivable, certain equipment and intangibles. In connection with the acquisition of W-L/Germain's, the Company increased the amount outstanding under the line of credit to approximately $12.5 million. The separate $721,000 line of credit maintained by one of the Company's subsidiaries, which had an outstanding balance of $588,984 on June 30, 1996, was repaid and expired on October 1, 1996.

In November 1996, the Company entered into an agreement with a financial institution to obtain mortgage financing for the main location of Germain's, Inc. The Company will receive net proceeds from this loan of approximately $800,000. The loan bears interest at a variable rate based on the BofA reference rate and is repayable over 20 years. The Company is also negotiating with another financial institution for an additional revolving credit facility designed to provide funds for acquisitions.

The Company believes it has adequate financial resources to finance its ongoing operations. However, the seed business is subject to wide seasonal fluctuations which results in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales through the early summer. This also reflects that industry practice dictates a significant amount of sales are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. Furthermore, the Company will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program.

During the 1997 Quarter, the Company had net cash flows from operating activities of $119,089, compared to net deficit cash flows from operating activities of $1,205,754 during the three-month period ended September 30, 1995 (the "1996 Quarter"). The 1997 Quarter reflects the Company's operating loss of $1,294,671, adjusted for non-cash operating items and changes in operating assets and liabilities. These include a reduction of accounts receivable which arose in the spring selling season and an increase in inventory for the fall selling season, the latter of which was substantially offset by an increase in accounts payable. During the 1997 Quarter, the Company had net cash flows from financing activities of $7,697,102, primarily due to the factors stated above, compared to net cash flows from financing activities of $1,412,345 during the 1996 Quarter. These cash flows combined with deficit cash flows from investing activities of $406,902 for additions to property, plant and equipment resulted in an increase in cash of $7,409,289 during the 1997 Quarter.

RESULTS OF OPERATION

During the 1997 Quarter, the Company had net sales of $7,653,171 as compared with $2,469,030 during the 1996 Quarter. The 1997 Quarter revenues reflect the operation of all of the Company's entities for the entire quarter, except W-L/Germain's, which was included for one month, while the 1996 Quarter revenues reflected operations of only four acquisitions (plus Mexico and Sphar).

Cost of sales, primarily seed cost, were $5,612,580 or 73.3% of net sales for the 1997 Quarter as compared to $1,850,785 or 75.0% for the 1996 Quarter. The increase in the dollar amount of cost of sales is due to the acquisitions as described above. The change in the percentage is due differences in the product mix of the acquired companies and the Company's focus on shifting the product lines from primarily public varieties (commodities) to proprietary (value added) products.

Operating expenses increased from $1,397,174 in the 1996 Quarter to $3,299,390 in the 1997 Quarter. However, operating expenses as a percent of revenue declined to 43.1% in the 1997 Quarter as compared to 56.6% in the 1996 Quarter. The percentage for the 1997 Quarter is greater than the 37.1% for the Company's fiscal year ended June 30, 1996 caused by the seasonality of the Company's business reflecting a relatively low sales quarter whereas expenses are more uniform throughout the year. This ratio is expected to continue to decline as revenue growth continues to exceed growth in expenses and operating synergies occur with integration of the acquired companies into cohesive units.

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the 1997 Quarter compared to the 1996 Quarter. These increases are primarily due to the seed operations of new acquisitions and operations, including additional employees and facilities. However, the Company has significantly reduced expenses, after acquisition, as compared to historical operations prior to the effective date of some acquisitions as a result of operating efficiencies. The major components of operating expenses are as follows:

                               1997 Quarter   1996 Quarter
                               ------------   ------------
Personnel costs                  $1,664,961        697,489
Occupancy expenses                  370,665        147,610
Vehicle and shipping                198,263        136,307
Outside services                    133,150         76,937
Travel                              120,594         36,858
Advertising and promotion           193,200         75,061

Research and development expenditures were $93,889 in the 1997 Quarter, all of which is attributable to W-L/Germain's, as compared to $5,104 in the 1996 Quarter. As the Company transforms its forage and turf grass seed business to proprietary products and increases gross margins, the Company expects research and development expenses to eventually be similar to other proprietary seed sectors. W-L Research, Inc. conducts extensive research in alfalfa breeding and, accordingly, research expenditures will increase significantly reflecting the W-L/Germain's acquisition after its September 1, 1996 effective date.

The Company's interest expense increased to $259,818 in the 1997 Quarter as compared to $13,093 for the 1996 Quarter. This is primarily due to increasing the Company's line of credit from $1,000,000 to $4,500,000 and additional long-term and short-term debt in connection with acquisitions, including W-
L/Germain's.   The Company anticipates using more debt to fund future growth.
As discussed above, the Company increased its line of credit in connection with the W-L/Germain's acquisition and increased borrowings under the line to approximately $12.5 million.

Net losses for the Company were $1,294,671 for the 1997 Quarter compared to
$774,615 for the 1996 Quarter as the result of the items discussed above.   The
net loss per share was $0.14 for the 1997 Quarter based on average common shares outstanding of 9,105,682 compared to $0.11 for the 1996 Quarter based on average common shares outstanding of 7,145,200. The increase in common shares reflects additional shares issued in connection with acquisitions, options, warrants, conversions of preferred stock, and services rendered.

INFLATION

Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact in the United States. The cost of seed products is largely affected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. However, there has been some upward movement in the cost of goods sold as a result of worldwide shortages of crops such as corn and wheat. Those costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of the Company's total operations. However, the Company remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes in any legal proceedings involving the Company reported in its annual report on form 10-KSB for the fiscal year ended June 30, 1996. In August 1996, John Duddleston commenced an action against the Registrant and its subsidiary Halsey Seed Company in the New York State Supreme Court, Tompkins County, New York. The plaintiff sought $131,330 pursuant to a contract whereby the Registrant acquired the assets of the Halsey Seed Company from Duddleston. Pursuant to a settlement agreement, dated November 1, 1996, Duddleston has received 25,620 shares of the Registrant's common stock in full settlement of the action.

ITEM 2. CHANGES IN SECURITIES

As the Registrant reported on a Current Report on Form 8-K, dated September 13, 1996, which Form 8-K is incorporated herein by reference, the Registrant completed a private placement of 10,000 shares of Series C Convertible Preferred Stock ("Preferred Stock") pursuant to Regulation D under the Securities Act of 1933, as amended. The Registrant received proceeds of $10,000,000 in the offering, before placement commissions and expenses.

The Preferred Stock is convertible into a number of shares of common stock of the Registrant ("Common Stock") derived by dividing the principal amount, plus an 8% per annum premium by a conversion price, subject to adjustment, equal to the lesser of (x) 80% of the average closing bid price of the Registrant's Common Stock for the five trading days immediately preceding the date set forth in the conversion notice and (y) an amount which is (i) $3.00 per share for 34% of the shares of Preferred Stock; (ii) $3.50 per share for an additional 33% of the shares of Preferred Stock; and (iii) $4.00 per share for the remaining 33% of the shares of the Preferred Stock. The Preferred Stock becomes convertible on staggered dates through February 1, 1997, and on September 30, 1998, any outstanding shares of Preferred Stock will be automatically converted. The Registrant has a right to redeem Preferred Stock noticed for conversion, however, at the market price, if the Preferred Stock is converted at a price less than or equal to 80% of the market price at the date of issuance, and after February 15, 1997, the Registrant may redeem all outstanding shares of Preferred Stock upon 30 days' written notice at the market price.

Each share of Preferred Stock has a liquidation preference of $1,000 plus a premium equal to 8% per annum of the original issue price. In the event of any dissolution, liquidation or winding up of the Registrant, whether voluntary or involuntary, the holders of the Preferred Stock will be entitled to receive their liquidation preference prior to the distribution of any assets or funds to the holders of Common Stock. The holders of Preferred Stock have no voting rights, except as provided by Nevada law.

The common stock underlying the Preferred Stock has been registered by the Registrant in a registration statement declared effective by the Securities and Exchange Commission. Based on the closing bid price of the Common Stock over the five trading days preceding September 30, 1996, the number of shares that would be issued upon full conversion of the Preferred Stock would be 4,749,063. The issuance of a large number of shares of Common Stock upon conversion would affect the existing holders of shares by diluting the voting power of their Common Stock.

The net proceeds of the offering were used to complete the acquisition of assets of the AgriBusiness Group of Berisford Holdings, Inc., as reported by the Registrant on a Current Report on Form 8-K dated October 30, 1996 (the "Acquisition"), and also to satisfy a condition necessary to increase the amount of the Registrant's bank line of credit.

ITEM 5. OTHER INFORMATION

(a)  CREDIT LINE AMENDMENT

Effective October 4, 1996, the Registrant amended its revolving credit line with Bank of America Nevada ("BOA"). BOA increased the line of credit to an amount equal to the lesser of (i) $15,000,000 or (ii) a formula based on the value of inventory and receivables. The line of credit expires on November 30, 1997. Outstanding balances bear interest at 1.25% plus BOA's "reference rate." An annual loan fee of $25,000 is due, and there is an "unused commitment" fee of
 .5% per annum. The loan is secured by inventory, receivables, certain equipment and intangibles of the Registrant and its subsidiaries.

(b)  ACQUISITION OF ASSETS

As the Registrant reported on a Current Report on Form 8-K, dated October 30, 1996, which Form 8-K is incorporated herein by reference, on October 30, 1996, the Registrant, completed the acquisition of certain assets of Germain's, Inc., a Delaware corporation, W-L Research, Inc., a California corporation, and a 50% membership interest in SeedBiotics, L.L.C., an Idaho Limited Liability Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

               3.1 Certificate of Designation and Preferences of Series C Convertible Preferred Stock.*

              10.1. Form of Subscription Agreement for the Series C Convertible Preferred Stock.*

              10.2 Business Loan Agreement, dated as of October 4, 1996, among the Registrant, certain of its subsidiaries and Bank of America (Nevada).

              27.1   Financial Data Schedule

          (b) One report on Form 8-K for September 13, 1996 was filed during the quarter for which this Report is filed, reporting under Item 2 thereof the offering of Series C Preferred Stock.

________________________

     * Incorporated by reference from the Registrant's Current Report on Form 8-K for September 13, 1996.

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AGRIBIOTECH, INC.,



November 19, 1996                      By:  /s/ Henry A. Ingalls
-----------------                      -------------------------
Date                                        Henry A. Ingalls,
                                            Vice-President/CFO