Form 10QSB
period 1996-12-31
AGRIBIOTECH INC
filed 1997-02-14
CIK 876320

                United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996.



                     Commission file number       0-19352
                                            ------------------


                               AGRIBIOTECH, INC.
       (Exact name of small business issuer as specified in its charter)

          Nevada                                              85-0325742
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


             2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120
                    (Address of principal executive offices)

                                 (702) 798-1969
                          (Issuer's telephone number)



     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X    NO
          ---      ---

     As of February 11, 1997, the Registrant had 19,228,894 shares of Common Stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one)

       YES       NO  X
           ---      ---

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                                    ASSETS

                                                                                   December 31,           June 30,
                                                                                       1996                 1996
                                                                                   -------------        -------------
Current assets:

      Cash and cash equivalents                                                     $ 1,830,895            2,522,309
      Accounts receivable, less allowance for doubtful accounts
         of $542,799 at December 31, 1996 and $104,773 at June 30, 1996               8,999,669            7,501,725
      Inventories                                                                    22,165,638            7,257,795
      Other                                                                             378,454              285,811
                                                                                    -----------           ----------
                Total current assets                                                 33,374,656           17,567,640

Property, plant and equipment, net                                                   12,780,760            7,916,145

Intangible assets, net of accumulated amortization                                    2,320,005              546,327

Investment in associated entity, at equity                                              739,711                   --

Other assets                                                                            126,333              153,676
                                                                                    -----------           ----------
                Total assets                                                        $49,341,465           26,183,788
                                                                                    ===========           ==========


See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   December 31,            June 30,
                                                                                       1996                  1996
                                                                                   -------------         ------------
Current liabilities:
      Short-term debt                                                              $ 12,494,814            5,088,984
      Current installments of long-term debt                                            279,317              567,353
      Accounts payable                                                               10,833,825            4,406,588
      Accrued liabilities                                                             1,369,058            1,043,746
                                                                                   ------------           ----------
                Total current liabilities                                            24,977,014           11,106,671

Long-term debt, excluding current installments                                        2,351,419            1,054,621
                                                                                   ------------           ----------
                Total liabilities                                                    27,328,433           12,161,292
                                                                                   ------------           ----------
Stockholders' equity:
      Preferred stock, $.001 par value; authorized 10,000,000 shares;
         issued and outstanding 8,770 shares at December 31, 1996
         (aggregate liquidation preference of $9,045,704) and 6,530 shares
         at June 30, 1996 (aggregate liquidation preference of $6,667,002)                    9                    7
      Common stock, $.001 par value; authorized 30,000,000
          shares; issued and outstanding 14,667,637 shares at
          December 31, 1996 and 8,543,757 shares at June 30, 1996                        14,668                8,544
      Capital in excess of par value                                                 34,191,321           23,752,051
      Accumulated (deficit)                                                         (12,185,286)          (9,711,316)
                                                                                   ------------           ----------
                                                                                     22,020,712           14,049,286
      Deferred compensation                                                              (7,680)             (26,790)
                                                                                   ------------           ----------
                Total stockholders' equity                                           22,013,032           14,022,496
                                                                                   ------------           ----------
Contingency and subsequent events (notes 5 and 6)

                Total liabilities and stockholders' equity                         $ 49,341,465           26,183,788
                                                                                   ============           ==========


See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)


                                                        Six-month period                            Three-month period
                                                       ended December 31,                           ended December 31,
                                                       ------------------                           ------------------
                                                     1996                1995                   1996                1995
                                                 ------------        ------------           ------------        ------------
Net sales                                        $20,941,341           6,932,674             13,288,170            4,463,644
Cost of sales                                     16,174,516           5,239,454             10,561,936            3,388,669
                                                 -----------          ----------             ----------            ---------
          Gross profit                             4,766,825           1,693,220              2,726,234            1,074,975
Operating expenses                                 6,832,788           3,340,723              3,533,398            1,943,549
                                                 -----------          ----------             ----------            ---------
          (Loss) from operations                  (2,065,963)         (1,647,503)              (807,164)            (868,574)
                                                 -----------          ----------             ----------            ---------

Other income (expense):
    Interest expense                                (621,126)            (54,249)              (361,308)             (41,156)
    Interest income                                  173,910              20,771                 83,926                6,495
    Other                                             39,209             (28,821)               (94,753)             (31,952)
                                                 -----------          ----------             ----------            ---------
          Total other income (expense)              (408,007)            (62,299)              (372,135)             (66,613)
                                                 -----------          ----------             ----------            ---------
          Net (loss)                             $(2,473,970)         (1,709,802)            (1,179,299)            (935,187)
                                                 ===========          ==========             ==========            =========
Shares of common stock used in
  computing loss per share                        10,808,746           7,235,134             12,511,810            7,326,057
                                                 ===========          ==========             ==========            =========

          Net (loss) per share                   $     (0.23)              (0.24)                 (0.09)               (0.13)
                                                 ===========          ==========             ==========            =========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)


                                                             Preferred stock               Common stock
                                                        -------------------------    -------------------------
                                                          Shares         Amount        Shares         Amount
                                                        -----------   -----------    -----------   -----------
   Balance at June 30, 1996                                 6,530       $      7      8,543,757       $ 8,544

   Issuance of preferred stock for cash                    10,000             10             --            --
   Common stock issued for:
            Services                                           --             --         15,000            15
            Exercise of options                                --             --      1,670,748         1,671
            Preferred stock converted and
               redeemed                                    (7,760)            (8)     3,662,506         3,662
            Cancellation of options                            --             --        750,000           750
            Other                                              --             --         25,626            26
   Expenses of stock issuances                                 --             --             --            --
   Deferred compensation earned                                --             --             --            --
   Net (loss)                                                  --             --             --            --
                                                        ---------       --------     ----------       -------
   Balance at December 31, 1996                             8,770       $      9     14,667,637       $14,668
                                                        =========       ========     ==========       =======

                                                          Capital in
                                                           excess of      Accumulated     Deferred
                                                           par value      (deficit)     compensation      Total
                                                        -------------    -------------  ------------    ----------
   Balance at June 30, 1996                               23,752,051      (9,711,316)      (26,790)     14,022,496

   Issuance of preferred stock for cash                   9,999,990               --            --      10,000,000
   Common stock issued for:
            Services                                         45,885               --            --          45,900
            Exercise of options                           3,022,383               --            --       3,024,054
            Preferred stock converted and
               redeemed                                  (1,248,011)              --            --      (1,244,357)
            Cancellation of options                            (750)              --            --              --
            Other                                               (26)              --            --              --
   Expenses of stock issuances                           (1,380,201)              --            --      (1,380,201)
   Deferred compensation earned                                  --               --        19,110          19,110
   Net (loss)                                                    --       (2,473,970)           --      (2,473,970)
                                                         ----------      -----------       -------      ----------
   Balance at December 31, 1996                          34,191,321      (12,185,286)       (7,680)     22,013,032
                                                         ==========      ===========       =======      ==========

   See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                             Six-month period
                                                                                             ended December 31,
                                                                                             ------------------
                                                                                      1996                     1995
                                                                                   -------------            -----------
Cash flows from operating activities:
        Net (loss)                                                                 $ (2,473,970)            (1,709,802)
        Adjustments to reconcile net (loss) to net cash
            flows from operating activities:
                Amortization                                                             83,534                 66,515
                Depreciation                                                            371,103                187,970
                Equity in earnings of associated entity                                 (58,071)                    --
                Common stock for services                                                65,010                142,539
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                                             493,821                (52,522)
                        Inventories                                                  (6,129,219)            (2,515,747)
                        Other assets                                                    (70,829)              (153,006)
                        Payables                                                      5,664,836              1,786,821
                        Accrued liabilities                                            (509,688)               682,667
                                                                                   ------------             ----------
                   Net cash flows from operating activities                          (2,563,473)            (1,564,565)
                                                                                   ------------             ----------
Cash flows from investing activities:
        Additions to property, plant and equipment                                     (587,521)              (361,781)
        Additions to intangible assets                                                   (4,302)              (373,922)
        Acquisitions                                                                (15,997,034)            (1,434,732)
                                                                                   ------------             ----------
                   Net cash flows from investing activities                         (16,588,857)            (2,170,435)
                                                                                   ------------             ----------
Cash flows from financing activities:
        Net proceeds of short-term debt                                               7,405,830              1,592,709
        Repayments of long-term debt                                                   (190,392)              (119,388)
        Sale of preferred stock                                                      10,000,000                     --
        Exercise of options                                                           3,024,054                     --
        Redemption of preferred stock                                                (1,244,357)                    --
        Expenses of stock issuance                                                   (1,380,201)                    --
        Additions to long-term debt                                                     845,982                     --
        Payments received on notes receivable from
          sale of stock                                                                      --              1,502,607
                                                                                   ------------             ----------
                  Net cash flows from financing activities                           18,460,916              2,975,928
                                                                                   ------------             ----------
Net increase (decrease) in cash and cash equivalents                                   (691,414)              (759,072)
Cash and cash equivalents at beginning of period                                      2,522,309              1,422,943
                                                                                   ------------             ----------
Cash and cash equivalents at end of period                                         $  1,830,895                663,871
                                                                                   ============             ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                                        Six-month period
                                                                                        ended December 31,
                                                                                        ------------------
                                                                                     1996               1995
                                                                                 -----------         ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                    $   613,053             27,904
                                                                                 ===========         ==========
Non cash investing and financing activities:
   Accrued costs of acquisition                                                  $   835,000                 --
   Debt issued in connection with acquisitions                                            --          1,250,000
   Receivable from exercise of warrants                                                   --          1,297,800
   Increase in warrant exercise price                                                     --            155,736
   Reduction of notes receivable for acquisitions                                         --          1,853,587
   Notes receivable from sale of stock                                                    --            161,023
   Discount on notes receivable from sale of stock                                        --            343,777
                                                                                 ===========         ==========

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                                          $        --              5,641
   Accounts receivable                                                             1,991,765            878,272
   Inventories                                                                     8,778,624            926,036
   Property, plant and equipment                                                   4,693,197          3,751,862
   Intangible assets                                                               1,807,910                 --
   Other assets                                                                      676,111            110,373
   Accounts payable and accrued expenses                                            (762,401)          (255,131)
   Long-term and short-term debt                                                    (353,172)        (1,216,870)
                                                                                 -----------         ----------
         Net assets acquired                                                     $16,832,034          4,200,183
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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the six-month and three-month periods ended December 31, 1996 and 1995. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2) ACQUISITIONS
    ------------

The Company purchased substantially all of the assets of W-L Research, Inc. and Germain's, Inc., which were indirect subsidiaries of Berisford, plc, effective September 1, 1996. The transaction also included the acquisition of a 50% ownership interest in Seedbiotics, Inc. a limited liability company. The transaction was recorded using the purchase method of accounting. The net purchase price of $15,997,034 includes inventory, accounts receivable, prepaid assets, fixed assets, and intangible assets, less accounts payable and certain assumed liabilities. The intangible assets consist of trademark rights and proprietary rights to certain crop varieties, as well as the genetic breeding base for the development of additional varieties. The net purchase price was paid in cash.

During the year ended June 30, 1996, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1996 Form 10-KSB. Unaudited pro-forma results of operations assuming all acquisitions had occurred at the beginning of the period presented is as follows:

                                                Six-Month Period Ended                     Three-Month
                                                ----------------------                     Period Ended
                                     December 31, 1996        December 31, 1995          December 31, 1996
                                     -----------------        -----------------          -----------------
Revenue                                 $23,464,809                21,175,088               13,829,446
Net earnings(loss)                       (2,542,239)               (3,381,886)              (1,212,267)
Net earnings(loss) per share                  (0.24)                    (0.44)                   (0.16)

                      AGRIBIOTECH, INC. and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
===============================================================================

(3)      SHORT-TERM DEBT
         ---------------

At June 30, 1996, the Company had a $4.5 million line of credit with Bank of America ("BofA"). On October 4, 1996, the Company entered into a new agreement with BofA to increase the line of credit to $15 million under similar terms and conditions. The new line of credit bears interest at 1.25% over the BofA reference rate and expires November 30, 1997. On January 17, 1997, to accommodate the seasonality of the Company's business, the line of credit was increased to $19 million through March 31, 1997 when it reverts back to $15 million. The separate $721,000 line of credit maintained by one of the Company's subsidiaries, which had an outstanding balance of $588,984 on June 30, 1996, was repaid and expired on October 1, 1996.

(4)      LONG-TERM DEBT
         --------------

In November 1996, the Company completed an $825,000 mortgage financing on land and buildings with a book value of approximately $1,650,000. The debt initially bears interest at 8.75%, which rate is adjusted every six months to 3.25% above the BofA prime rate although each adjustment cannot exceed 2%. The loan initially requires monthly payments of $7,291 and amortizes over 20 years although the loan may be repaid after one year without penalty.

(5)      CAPITAL STOCK
         -------------

Between July 1, 1996 and December 31, 1996, 4,880 shares of the Company's Series B Convertible Preferred Stock were presented for conversion. The Company issued 2,066,890 shares of common stock and redeemed for cash the equivalent of 435,820 shares of common stock aggregating $1,094,021. At December 31, 1996, the 1,650 shares of Series B Convertible Preferred Stock outstanding had a liquidation preference of $1,768,275 and were convertible into 1,058,847 shares of common stock. Between January 1, 1997 and February 11, 1997, 750 shares of Series B Convertible Preferred Stock were submitted to the Company for conversion. The Company issued 357,573 shares of common stock and redeemed for cash the equivalent of 57,361 shares of common stock aggregating $120,781. At February 11, 1997, the 900 shares of Series B Convertible Preferred Stock outstanding were convertible into 390,667 shares of common stock.

In September 1996, the Company completed a private placement of 10,000 shares of Series C Convertible Preferred Stock at $1,000 per share, receiving gross proceeds of $10,000,000. The Company paid commissions and selling expenses of 13% of the gross proceeds. Through December 31, 1996, 2,880 shares of the Company's Series C Convertible Preferred Stock were presented for conversion. The Company issued 1,595,616 shares of common stock and redeemed for cash the equivalent of 67,703 shares of common stock aggregating $150,336. At December 31, 1996, the 7,120 shares of Series C Convertible Preferred Stock outstanding had a liquidation preference of $7,277,429 and were convertible into 4,357,742 shares of common stock. Between January 1, 1997 and February 11, 1997, 5,312 shares of Series C Convertible Preferred Stock were submitted to the Company for conversion. The Company issued 2,434,058 shares of common stock and redeemed for cash the equivalent of 472,164 shares of common stock aggregating $1,040,955. At February 11, 1997, the 1,808 shares of Series C Convertible Preferred Stock outstanding were convertible into 747,769 shares of common stock.

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

                      AGRIBIOTECH, INC. and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
===============================================================================

the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series C Convertible Preferred Stock will convert into common stock after being outstanding two years if not been previously converted.

In connection with the W-L Research, Inc. and Germain's, Inc. acquisition the Company granted stock options to all employees of those entities who continued employment with the Company. Options to purchase 108,300 shares of the Company's common stock at $3.75 per share were granted. The Company also granted to other employees options to purchase 567,000 shares of common stock at prices ranging from $2.00 to $3.50 per share. The exercise price of all options granted equaled or exceeded the quoted market price at the date of grant.

Subsequent to December 31, 1996, outstanding options to purchase 153,626 shares of common stock were exercised at their stated exercise price of $1.81 per share.

On January 6, 1997, the Company lowered the exercise price on its outstanding Class B Warrants to $1.81 per share through January 17, 1997, the date on which such warrants were to expire. Under the terms of the warrants the Company had the right to arrange for standby purchasers to exercise any warrants not exercised by their holders. The Company received $2,924,960 from the exercise of these warrants and issued 1,616,000 shares of common stock and 1,616,000 of its Class C Warrants. By their stated terms, the Class C Warrants are exerciseable for one share of the Company's common stock at $7.50 through January 17, 1998.

In January 1997, the Company agreed to issue 148,402 shares of its restricted common stock in satisfaction of $320,000 of notes payable due in January 1997 to the former owners of Clark Seeds, Inc. Such amount has been excluded from current liabilities.

(6)      CONTINGENCIES
         -------------

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

The former owner of one of the Company's subsidiaries filed a lawsuit alleging the Company is obligated to make up a shortfall of approximately $137,000 in proceeds upon the sale of the Company's common stock compared to the amount guaranteed by the Company in the acquisition. However, the former owner violated a lock-up agreement covering the common stock issued which, by its terms, voids the Company's guarantee. On November 1, 1996, this lawsuit was settled by the Company agreeing to issue the former owner 25,626 shares of its common stock which was treated as an adjustment of the shares issued in the acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $8,397,642 at December 31, 1996, as compared to $6,460,969 at June 30, 1996. The December 31, 1996 amount reflects the acquisition of W-L Research, Inc. and Germain's, Inc. (collectively, "W-L/Germain's"), effective September 1, 1996. To finance acquisitions and ongoing operations, the

Company has raised significant amounts of additional equity capital. In the six-months ended December 31, 1996 (the "1997 Six-Month Period"), the Company received gross cash proceeds of $10,000,000 from the private placement of preferred stock. The Company paid commissions and selling expenses equal to 13% of the gross proceeds. In addition, the Company received $3,024,054 from the exercise of existing options for common stock. Subsequent to December 31, 1996, the Company received $278,063 from the exercise of existing options and $2,924,960 from the exercise of its outstanding Class B Warrants. In the 1997 Six-Month Period, the Company paid $1,244,357 for the partial redemption of preferred stock submitted to the Company for conversion into common stock since the Company believes this will promote a more orderly conversion to common stock which will allow the Company future access to growth capital under more favorable terms. Between January 1, 1997 and February 11, 1997, the Company paid $1,161,736 for the partial redemption of preferred stock. See Notes 2 and 5 of Notes to Consolidated Financial Statements herein.

At June 30, 1996, the Company had a $4.5 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. On October 4, 1996, the Company entered into a new agreement with BofA to increase the line of credit to $15 million under similar terms and conditions. The new line of credit bears interest at 1.25% over the BofA reference rate and expires November 30, 1997. The new line is secured by inventory, accounts receivable, certain equipment and intangibles. On January 17, 1997, to accommodate the seasonality of the Company's business, the line of credit was increased to $19 million through March 31, 1997 when it reverts back to $15 million. In the event borrowings under the line of credit exceed $15 million at March 31, 1997, the Company would need to repay such excess or obtain a further amendment to the line of credit. The separate $721,000 line of credit maintained by one of the Company's subsidiaries, which had an outstanding balance of $588,984 on June 30, 1996, was repaid and expired on October 1, 1996.

In November 1996, the Company entered into an agreement with a financial institution to obtain mortgage financing for the main location of Germain's, Inc. The Company received net proceeds from this loan of approximately $800,000. The loan bears interest at a variable rate based on 3.25% above the BofA reference rate and is repayable over 20 years.

The Company believes it has adequate financial resources to finance its ongoing operations. However, the seed business is subject to wide seasonal fluctuations which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales through the early summer. This also reflects that industry practice dictates a significant amount of sales are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. Furthermore, the Company will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program.

During the 1997 Six-Month Period, the Company had net deficit cash flows from operating activities of $2,563,473, compared to net deficit cash flows from operating activities of $1,564,565 during the six-month period ended December 31, 1995 (the "1996 Six-Month Period"). The 1997 Six-Month Period reflects the Company's operating loss of $2,473,970, adjusted for non-cash operating items and changes in operating assets and liabilities (primarily an increase in inventory in anticipation of the spring selling season that was substantially offset by an increase in accounts payable). During the 1997 Six-Month Period, the Company had net deficit cash flows from investing activities of $16,588,857 compared to net deficit cash flows from investing activities of $2,170,435 in the 1996 Six-Month Period. Cash used for acquisitions was $15,997,034 and $1,434,732, respectively. During the 1997 Six-Month Period, the Company had net cash flows from financing activities of $18,460,916, primarily due to the factors stated above, compared to net cash flows from financing activities of $2,975,928 during the 1996 Six-Month Period. These cash flows resulted in a decrease in cash of $691,414 during the 1997 Six-Month Period and a decrease in cash of $759,072 during the 1996 Six-Month Period.

RESULTS OF OPERATION

Selected information concerning the results of operations is summarized as follows

                                  Six-Month Period                   Three-Month Period
                                 Ended December 31,                  Ended December 31,
                                 -------------------                 -------------------
                                 1996           1995                 1996           1995
                                 ----           ----                 ----           ----
Net Sales                    $20,941,341      6,932,674          13,288,170        4,463,644

Gross Profit                   4,766,825      1,693,220           2,726,234        1,074,975
Percentage of net sales             22.8%          24.4%               20.5%            24.1%

Operating Expenses             6,832,788      3,340,723           3,533,398        1,943,549
Percentage of net sales             32.7%          48.2%               26.7%            43.5%

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above which results in certain operations not being included for the entire time periods listed above.

Gross profit as a percentage of sales is impacted by differences in product mix of the acquired companies and seasonality of the Company's business. This percentage is positively effected by the Company's focus on shifting product lines from primarily public varieties (commodities) to proprietary (value-added products). During the above periods in 1996, this percentage was negatively impacted by large sales made to foreign customers at wholesale prices reflecting low margins. These sales were committed to by W-L Research, Inc., prior to its acquisition, to meet competitive pressures in certain markets. Excluding these sales gross profit as a percentage of sales would have been 24.4% in the Six-Month Period 1997 and 22.8% in the three month period ended December 31, 1996 (the "1997 Quarter")

The decrease in operating expenses as a percentage of net sales is the result of
building infrastructure ahead of revenue growth.   This was necessary to
accomplish the Company's business strategy. This ratio is expected to continue to decline as revenue growth continues to exceed growth in expenses and operating synergies occur with integration of the acquired companies into cohesive units.

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the seed operations of new acquisitions and operations, including additional employees and facilities. However, the Company has significantly reduced expenses, after acquisition, as compared to historical operations prior to the effective date of some acquisitions as a result of operating efficiencies. The major components of operating expenses are as follows:


                                    Six-Month Period         Three-Month Period
                                   Ended December 31,        Ended December 31,
                                   ------------------        ------------------
                                   1996          1995         1996         1995
                                   ----          ----         ----         ----
Personnel costs                 $3,648,191     1,709,482    2,070,644     956,183
Occupancy expenses               1,384,257       559,701      743,744     306,805
Vehicle and shipping               288,179       211,739      152,937     101,392
Outside service                    340,775       360,016      179,365     252,301
Travel                             337,513        99,442      207,720      65,329
Advertising and Promotion          272,916       146,238       75,497      90,119

Research and development expenditures were $378,834 in the 1997 Six-Month Period and $284,945 in the 1997 Quarter, all of which is attributable to W-L/Germain's, as compared to $15,105 and $10,001 for periods in the prior year. As the Company transforms its forage and turf grass seed business to proprietary products and increases gross margins, the Company expects research and development expenses to eventually be similar to other proprietary seed sectors. W-L Research, Inc. conducts extensive research in alfalfa breeding and, accordingly, research expenditures will increase significantly reflecting the W-L/Germain's acquisition after its September 1, 1996 effective date.

The Company's interest expense increased to $621,126 in the 1997 Six-Month Period and $361,308 in the 1997 Quarter, as compared to $54,249 and $41,156 for periods in the prior year. This is primarily due to increasing the Company's line of credit and additional long-term and short-term debt in connection with acquisitions, including W-L/Germain's. The Company anticipates using more debt to fund future growth. As discussed above, the Company increased its line of credit in connection with the W-L/Germain's acquisition and borrowings under the line at December 31, 1996 were approximately $12.5 million.

Net loss for the Company was $2,473,970 for the 1997 Six-Month Period and $1,179,299 for the 1997 Quarter, as compared to $1,709,802 and $935,187 for periods in the prior year as a result of the items discussed above. The net loss per share was $0.23 for the 1997 Six-Month Period and $0.09 for the 1997 Quarter based on average common shares outstanding of 10,808,746 and 12,511,810 compared to $0.24 and $0.13 for periods in the prior year based on average common shares outstanding of 7,235,134 and 7,326,057. The increase in common shares reflects additional shares issued in connection with acquisitions, options, warrants, conversions of preferred stock, and services rendered.

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


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

           27.1 Financial Data Schedule

  (b) One report, as amended, on Form 8-K for October 30, 1996 was filed during the quarter for which this Report is filed, reporting under Item 2 thereof the acquisition of W-L/Germain's.

                                  SIGNATURES


     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AGRIBIOTECH, INC.,



        2-13-97                           By:  /s/ Henry A. Ingalls
-----------------------                   ---------------------------
Date                                      Henry A. Ingalls,
                                          Vice-President/CFO