Form 10QSB
period 1997-03-31
AGRIBIOTECH INC
filed 1997-05-15
CIK 876320

                United States Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-QSB


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997.



            Commission file number          0-19352
                                  -----------------------------



                               AGRIBIOTECH, INC.
       (Exact name of small business issuer as specified in its charter)

               Nevada                                           85-0325742
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
         -------     ------

     As of May 11, 1997, the Registrant had 20,296,596 shares of Common Stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one)
YES         NO   X
   ------     -------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                                    ASSETS


                                                                            March 31,            June 30,
                                                                              1997                 1996
                                                                       ------------------    ------------------
Current assets:

      Cash and cash equivalents                                         $         644,411            2,522,309
      Accounts receivable, less allowance for doubtful accounts
       of $514,426 at March 31, 1997 and $104,773 at June 30, 1996             18,266,638            7,501,725
      Inventories                                                              20,092,607            7,257,795
      Other                                                                       368,995              285,811
                                                                        -----------------    -----------------
                   Total current assets                                        39,372,651           17,567,640

Property, plant and equipment, net                                             12,783,273            7,916,145

Intangible assets, net of accumulated amortization                              2,266,965              546,327

Investment in associated entity, at equity                                        783,577                   --

Other assets                                                                       83,889              153,676
                                                                        -----------------    -----------------
                   Total assets                                         $      55,290,355           26,183,788
                                                                        =================    =================

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          March 31,            June 30,
                                                                            1997                 1996
                                                                        -------------          ---------
Current liabilities:
      Short-term debt                                                   $  15,047,493          5,088,984
      Current installments of long-term debt                                  639,436            567,353
      Accounts payable                                                     10,562,330          4,406,588
      Accrued liabilities                                                   1,267,166          1,043,746
                                                                        -------------        -----------
                Total current liabilities                                  27,516,425         11,106,671

Long-term debt, excluding current installments                              1,717,725          1,054,621
                                                                        -------------        -----------
                Total liabilities                                          29,234,150         12,161,292
                                                                        -------------        -----------
Stockholders' equity:
      Preferred stock, $.001 par value; authorized 10,000,000 shares;
         issued and outstanding 2,104 shares at March 31, 1997
         (aggregate liquidation preference of $2,241,731) and 6,530 shares at June 30, 1996 (aggregate liquidation preference
         of $6,667,002)                                                             2                  7
      Common stock, $.001 par value; authorized 50,000,000
          shares; issued and outstanding 19,829,835 shares at
          March 31, 1997 and 8,543,757 shares at June 30, 1996                 19,830              8,544
      Capital in excess of par value                                       36,936,615         23,752,051
      Accumulated (deficit)                                               (10,900,242)        (9,711,316)
                                                                        -------------        -----------
                                                                           26,056,205         14,049,286
      Deferred compensation                                                         -            (26,790)
                                                                        -------------        -----------
                Total stockholders' equity                                 26,056,205         14,022,496
                                                                        -------------        -----------
Contingency and subsequent events (notes 5 and 6)

                Total liabilities and stockholders' equity              $  55,290,355         26,183,788
                                                                        =============        ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                              Nine-month period                     Three-month period
                                                ended March 31,                       ended March 31,
                                            ----------------------------       ------------------------------
                                              1997               1996              1997                1996
                                            ------------     -----------       -----------        -----------
Net sales                                   $41,164,828       16,676,415        20,223,487          9,743,741
Cost of sales                                31,005,534       12,381,752        14,831,018          7,142,298
                                            -----------      -----------       -----------        -----------
          Gross profit                       10,159,294        4,294,663         5,392,469          2,601,443
Operating expenses                           10,814,219        6,001,788         3,981,431          2,661,065
                                            -----------      -----------       -----------        -----------
          Earnings (loss) from operations      (654,925)      (1,707,125)        1,411,038            (59,622)
                                            -----------      -----------       -----------        -----------
Other income (expense):
    Interest expense                         (1,002,773)        (270,174)         (381,647)          (215,925)
    Interest income                             197,333           30,951            23,423             10,180
    Other                                       271,439          (19,228)          232,230              9,593
                                            -----------      -----------       -----------        -----------
          Total other income (expense)         (534,001)        (258,451)         (125,994)          (196,152)
                                            -----------      -----------       -----------        -----------
          Net earnings (loss)               $(1,188,926)      (1,965,576)        1,285,044           (255,774)
                                            ===========      ===========       ===========        ===========
Shares of common stock used in
  computing earnings (loss) per share        13,301,201        7,345,419        18,396,888          7,567,200
                                            ===========      ===========       ===========        ===========

          Net earnings (loss) per share     $     (0.09)           (0.27)             0.07              (0.03)
                                            ===========      ===========       ===========        ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)

                                                       Preferred stock                       Common stock
                                                -----------------------------       ---------------------------
                                                   Shares          Amount              Shares         Amount
                                                -----------    --------------       -----------    ------------
   Balance at June 30, 1996                            6,530          $    7        8,543,757           $ 8,544

   Issuance of preferred stock for cash               10,000              10               --                --
   Common stock issued for:
            Services                                      --              --           15,000                15
            Exercise of options                           --              --        2,024,374             2,024
            Exercise of warrants                          --              --        1,616,000             1,616
            Preferred stock converted and
               redeemed                              (14,426)            (15)       6,706,676             6,707
            Cancellation of options                       --              --          750,000               750
            Retirement of debt                            --              --          148,402               148
            Other                                         --              --           25,626                26
   Expenses of stock issuances                            --              --               --                --
   Reduction in deferred compensation                     --              --               --                --
   Net (loss)                                             --              --               --                --
                                                   ----------     -----------     ------------     -------------
   Balance at March 31, 1997                           2,104          $    2       19,829,835           $19,830
                                                   ==========     ===========     ============     =============
                                                     Capital in
                                                     excess of    Accumulated         Deferred
                                                     par value     (deficit)        compensation       Total
                                                  -----------    --------------     -------------   ------------
   Balance at June 30, 1996                       23,752,051      (9,711,316)         (26,790)       14,022,496

   Issuance of preferred stock for cash            9,999,990              --               --        10,000,000
   Common stock issued for:
            Services                                  45,885              --               --            45,900
            Exercise of options                    3,800,093              --               --         3,802,117
            Exercise of warrants                   2,923,344              --               --         2,924,960
            Preferred stock converted and
               redeemed                           (2,513,829)             --               --        (2,507,137)
            Cancellation of options                     (750)             --               --                --
            Retirement of debt                       319,852                                            320,000
            Other                                        (26)             --               --                --
   Expenses of stock issuances                    (1,389,995)             --               --        (1,389,995)
   Reduction in deferred compensation                     --              --           26,790            26,790
   Net (loss)                                             --      (1,888,926)              --        (1,188,926)

                                                  ----------     -----------        ---------       -----------
   Balance at March 31,                           36,936,615     (10,900,242)              --        26,056,205
                                                  ==========     ===========        =========       ===========

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                     Nine-month period
                                                                                       ended March 31,
                                                                                -----------------------------
                                                                                 1997                    1996
                                                                              -----------             -----------
Cash flows from operating activities:
        Net earnings (loss)                                                  $ (1,188,926)             (1,965,576)
        Adjustments to reconcile net earnings (loss) to net cash
            flows from operating activities:
                Amortization                                                      140,647                  76,732
                Depreciation                                                      634,550                 313,314
                Equity in earnings of associated entity                          (282,937)                     --
                Common stock for services                                          72,690                 127,618
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                                    (8,773,148)             (4,226,125)
                        Inventories                                            (4,056,188)             (3,413,510)
                        Other assets                                              (18,926)                 17,366
                        Payables                                                5,393,341               4,858,152
                        Accrued liabilities                                      (611,580)                633,062
                                                                              -----------            ------------
                   Net cash flows from operating activities                    (8,690,477)             (3,578,967)
                                                                              -----------            ------------
Cash flows from investing activities:
        Additions to property, plant and equipment                               (853,481)               (491,145)
        Additions to intangible assets                                             (8,375)               (353,314)
        Distributions from associated entity                                      181,000                      --
        Acquisitions                                                          (15,997,034)             (1,434,732)
                                                                             ------------             -----------
                   Net cash flows from investing activities                   (16,677,890)             (2,279,191)
                                                                             ------------             -----------
Cash flows from financing activities:
        Net proceeds of short-term debt                                         9,958,509               2,601,129
        Repayments of long-term debt                                             (272,901)               (124,026)
        Sale of preferred stock                                                10,000,000                      --
        Exercise of options                                                     3,802,117                      --
        Exercise of warrants                                                    2,924,960                      --
        Restructuring of employee stock options                                        --                 480,000
        Redemption of preferred stock                                          (2,507,137)                     --
        Expenses of stock issuance                                             (1,389,995)                     --
        Additions to long-term debt                                               974,916                      --
        Payments received on notes receivable from
          sale of stock                                                                --               1,663,630
                                                                             ------------             -----------
                  Net cash flows from financing activities                     23,490,469               4,620,733
                                                                             ------------             -----------
Net increase (decrease) in cash and cash equivalents                           (1,877,898)             (1,237,425)
Cash and cash equivalents at beginning of period                                2,522,309               1,422,943
                                                                             ------------             -----------
Cash and cash equivalents at end of period                                   $    644,411                 185,518
                                                                             ============             ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                               Nine-month period
                                                                                ended March 31,
                                                                        -----------------------------
                                                                      1997                        1996
                                                                -----------------          -----------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                    $     955,427                       102,709
                                                                 =============                 =============
Non cash investing and financing activities:
 Accrued costs of acquisition                                    $     835,000                            --
 Common stock issued in settlement of debt                             320,000                            --
 Debt issued in connection with acquisitions                                --                     1,250,000
 Amount due in connection with acquisitions                                 --                     4,871,587
 Receivable from exercise of warrants                                       --                     1,297,800
 Increase in warrant exercise price                                         --                       155,736
 Reduction of notes receivable for acquisitions                             --                     1,853,587
 Options granted for services                                               --                       185,616
 Notes receivable from sale of stock                                        --                       161,023
 Discount on notes receivable from sale of stock                            --                       343,777
                                                                 =============                 =============

Summary of assets and liabilities acquired through acquisitions:
 Cash                                                            $          --                         5,641
 Accounts receivable                                                 1,991,765                     1,949,016
 Inventories                                                         8,778,624                     4,642,531
 Property, plant and equipment                                       4,693,197                     5,289,843
 Intangible assets                                                   1,807,910                       572,000
 Other assets                                                          676,111                       218,390
 Accounts payable and accrued expenses                                (762,401)                   (2,388,781)
 Long-term and short-term debt                                        (353,172)                   (1,216,870)
                                                                 -------------                 -------------
    Net assets acquired                                          $  16,832,034                     9,071,770
                                                                 =============                 =============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
================================================================================
(1)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
     ----------------------------------------------

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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the nine-month and three-month periods ended March 31, 1997 and 1996. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2)  ACQUISITIONS
     ------------

The Company purchased substantially all of the assets of W-L Research, Inc. and Germain's, Inc., which were indirect subsidiaries of Berisford, plc, effective September 1, 1996. The transaction also included the acquisition of a 50% ownership interest in SeedBiotics, L.L.C. The transaction was recorded using the purchase method of accounting. The net purchase price of $15,997,034 includes inventory, accounts receivable, prepaid assets, fixed assets, and intangible assets, less accounts payable and certain assumed liabilities. The intangible assets consist of trademark rights and proprietary rights to certain crop varieties, as well as the genetic breeding base for the development of additional varieties. The net purchase price was paid in cash.

During the year ended June 30, 1996, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1996 Form 10-KSB. Unaudited pro-forma results of operations, assuming all acquisitions had occurred at the beginning of the period presented, are as follows:

                                               Nine-Month Period Ended                 Three-Month Period Ended
                                               -----------------------                 ------------------------
                                        March 31, 1997        March 31, 1996                March 31, 1996
                                       ---------------        --------------                --------------

Revenue                                    $43,688,296            38,692,219                   17,517,131
Net earnings (loss)                         (1,257,195)           (3,524,814)                    (142,931)
Net earnings (loss) per share                    (0.09)                (0.46)                       (0.02)

On April 11, 1997, the Company entered into a letter of intent to acquire substantially all of the assets of a seed operation which markets primarily in the midwestern United States and has annual revenues of

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
================================================================================
approximately $10 million. The Company anticipates it will acquire approximately $4.3 million of assets through the assumption of an equal amount of liabilities.

(3)  SHORT-TERM DEBT
     ---------------

At June 30, 1996, the Company had a $4.5 million line of credit with Bank of America ("BofA"). On October 4, 1996, the Company entered into a new agreement with BofA to increase the line of credit to $15 million under similar terms and conditions. The new line of credit bears interest at 1.25% over the BofA reference rate and expires November 30, 1997. On January 17, 1997, to accommodate the seasonality of the Company's business, the line of credit was increased to $19 million through March 31, 1997 when it reverted back to $15 million. In May 1997, the BofA increased the Company's line of credit to $22 million for working capital purposes. The BofA also agreed to provide the Company with an additional unsecured credit facility for $4 million to be used for acquisitions. The $4 million facility bears interest at 2% over the bank's reference rate and is due in equal payments on July 31, 1997 and August 31, 1997.

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

(5)  CAPITAL STOCK
     -------------

Between July 1, 1996 and March 31, 1997, 5,630 shares of the Company's Series B Convertible Preferred Stock were presented for conversion. The Company issued 2,424,463 shares of common stock and redeemed for cash the equivalent of 538,215 shares of common stock aggregating $1,315,846. At March 31, 1997, the 900 shares of Series B Convertible Preferred Stock outstanding had a liquidation preference of $987,041 and were convertible into 475,683 shares of common stock. No shares of Series B Convertible Preferred Stock have been submitted to the Company for conversion since March 31, 1997. At May 11, 1997, the 900 shares of Series B Convertible Preferred Stock outstanding were convertible into 337,446 shares of common stock.

In September 1996, the Company completed a private placement of 10,000 shares of Series C Convertible Preferred Stock at $1,000 per share, receiving gross proceeds of $10,000,000. The Company paid commissions and selling expenses of 13% of the gross proceeds. Through March 31, 1997, 8,796 shares of the Company's Series C Convertible Preferred Stock were presented for conversion. The Company issued 4,282,213 shares of common stock and redeemed for cash the equivalent of 539,867 shares of common stock aggregating $1,191,291. At March 31, 1997, the 1,204 shares of Series C Convertible Preferred Stock outstanding had a liquidation preference of $1,254,690 and were convertible into 604,670 shares of common stock. Between April 1, 1997 and May 11, 1997, 987 shares of Series C Convertible Preferred Stock were submitted to the Company for conversion. The Company issued 381,759 shares of common stock and redeemed for cash the equivalent of 78,156 shares of common stock aggregating $200,133. At May 11, 1997, the 217 shares of Series C Convertible Preferred Stock outstanding were convertible into 77,121 shares of common stock.

The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, plus a premium of 8 percent per annum from the date of issuance. The Series C Convertible Preferred Stock is

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
================================================================================
convertible into shares of common stock equal to the aggregate liquidation preference, including the 8 percent per annum premium, divided by a conversion price that is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount, which is $3.00 for one-third of the shares, $3.50 for one-third of the shares and $4.00 for one-third of the shares. In the event of a conversion when the average closing bid price of the Company's common stock is below the price at the issuance of the Series C Convertible Preferred Stock, the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series C Convertible Preferred Stock will convert into common stock on September 30, 1998, if not previously converted.

In connection with the W-L Research, Inc. and Germain's, Inc. acquisition the Company granted stock options to all employees of those entities who continued employment with the Company. Options to purchase 108,300 shares of the Company's common stock at $3.75 per share were granted. The Company also granted to other employees options to purchase 600,000 shares of common stock at prices ranging from $2.25 to $3.50 per share. The exercise price of all options granted equaled or exceeded the quoted market price at the date of grant.

On January 6, 1997, the Company lowered the exercise price on its outstanding Class B Warrants to $1.81 per share through January 17, 1997, the date on which such warrants were to expire. Under the terms of the warrants the Company had the right to arrange for standby purchasers to exercise any warrants not exercised by their holders. The Company received $2,924,960 from the exercise of these warrants and issued 1,616,000 shares of common stock and 1,616,000 of its Class C Warrants. By their stated terms, the Class C Warrants are exercisable for one share of the Company's common stock at $7.50 through January 17, 1998.

In January 1997, the Company issued 148,402 shares of its restricted common stock in satisfaction of $320,000 of notes payable due in January 1997 to the former owners of Clark Seeds, Inc.

Subsequent to March 31, 1997, outstanding options to purchase 85,000 shares of common stock were exercised at their stated exercise prices of $2.12 to $3.00 per share, aggregating $233,000.

(6)  CONTINGENCIES
     -------------

On February 9, 1996, Jonathan R. Curshen commenced a lawsuit in the United States District Court, Middle District of Florida, against the Company, John C. Francis and Johnny R. Thomas, officers of the Company, and Tammie Winfield (a shareholder). The plaintiff sought unspecified compensatory and punitive damages based upon an alleged repudiation of an agreement to sell plaintiff shares of common stock of the Company. The Company and the other defendants denied the allegations. In March 1997, the Company's motion to dismiss this lawsuit was granted by the court.

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

(7)  EARNINGS PER SHARE
     ------------------

Earnings per share is computed based upon the average shares outstanding during the periods presented. Contingently issuable shares considered to be common stock equivalents (options, warrants, and

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
================================================================================
convertible preferred stock) were anti-dilutive during the three-month period ended March 31, 1997 and, therefore, not reflected in the computation of earnings per share.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share. This standard, which is effective for periods ending after December 15, 1997 and cannot be applied earlier, will require the dual presentation on the face of the income statement of "basic" earnings per share, without any dilution, and "diluted" earnings per share, reflecting all dilution. The Company has not completed its analysis of the impacts of this standard on its financial statements.


             ---------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $11,856,226 at March 31, 1997, as compared to $6,460,969 at June 30, 1996. The March 31, 1997 amount reflects the acquisition of W-L Research, Inc. and Germain's, Inc. (collectively, "W-L/Germain's"), effective September 1, 1996. To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital. In the nine-months ended March 31, 1997 (the "1997 Nine-Month Period"), the Company received gross cash proceeds of $10,000,000 from the private placement of preferred stock. The Company paid commissions and selling expenses equal to 13%
of the gross proceeds.   In addition, the Company received $3,802,117 from the
exercise of existing options for common stock and $2,924,960 from the exercise of its outstanding Class B Warrants. Subsequent to March 31, 1997, the Company received $1,213,000 from the exercise of existing options. In the 1997 Nine-Month Period, the Company paid cash of $2,507,137 in lieu of issuing common stock in connection with preferred stock submitted to the Company for conversion into common stock. The Company believes this promotes a more orderly conversion to common stock and will allow the Company future access to growth capital under more favorable terms. See Notes 2 and 5 of Notes to Consolidated Financial Statements herein.

At June 30, 1996, the Company had a $4.5 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. On October 4, 1996, the Company entered into a new agreement with BofA to increase the line of credit to $15 million under similar terms and conditions. The new line of credit bears interest at 1.25% over the BofA reference rate and expires November 30, 1997. The new line is secured by inventory, accounts receivable, certain equipment and intangibles. On January 17, 1997, to accommodate the seasonality of the Company's business, the line of credit was increased to $19 million through March 31, 1997 when it reverted back to $15 million. In May 1997, the BofA increased the Company's line of credit to $22 million for working capital purposes. The BofA also agreed to provide the Company with an additional unsecured credit facility for $4 million to be used for acquisitions. The $4 million facility bears interest at 2% over the bank's reference rate and is due in equal payments on July 31, 1997 and August 31, 1997. The separate $721,000 line of credit maintained by one of the Company's subsidiaries, which had an outstanding balance of $588,984 on June 30, 1996, was repaid and expired on October 1, 1996.

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

During the 1997 Nine-Month Period, the Company had net deficit cash flows from operating activities of $8,690,477, compared to net deficit cash flows from operating activities of $3,578,967 during the Nine-month period ended March 31, 1996 (the "1996 Nine-Month Period"). The 1997 Nine-Month Period reflects the Company's operating loss of $1,188,926, adjusted for non-cash operating items and changes in operating assets and liabilities (primarily increases in inventory and accounts receivable resulting from the spring selling season that were partially offset by an increase in accounts payable). During the 1997 Nine-Month Period, the Company had net deficit cash flows from investing activities of $16,677,890 compared to net deficit cash flows from investing activities of $2,279,191 in the 1996 Nine-Month Period. Cash used for acquisitions was $15,997,034 and $1,434,732, respectively. During the 1997 Nine-Month Period, the Company had net cash flows from financing activities of $23,490,469, primarily due to the factors stated above, compared to net cash flows from financing activities of $4,620,733 during the 1996 Nine-Month Period. These cash flows resulted in a decrease in cash of $1,877,898 during the 1997 Nine-Month Period and a decrease in cash of $1,237,425 during the 1996 Nine-Month Period.

RESULTS OF OPERATION

Selected information concerning the results of operations is summarized as follows

                                        Nine-Month Period                  Three-Month Period
                                         Ended March 31,                     Ended March 31,
                                        ------------------                 -------------------
                                     1997              1996             1997              1996
                                     ----              ----             ----              ----

Net Sales                          $41,164,828        16,676,415        20,223,487        9,743,741

Gross Profit                        10,159,294         4,294,663         5,392,469        2,601,443
Percentage of net sales                  24.7%             25.8%             26.7%            26.7%

Operating Expenses                  10,814,219         6,001,788         3,981,431        2,661,065
Percentage of net sales                  26.3%             36.0%             19.7%            27.3%

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above which results in certain operations not being included for the entire time periods listed above.

Gross profit as a percentage of sales is impacted by differences in product mix of the acquired companies and seasonality of the Company's business. This percentage is positively effected by the Company's focus on shifting product lines from primarily public varieties (commodities) to proprietary (value-added products). During the above periods in 1997, this percentage was negatively impacted by large sales made to foreign customers at wholesale prices reflecting low margins. These sales were committed to by W-L Research, Inc., prior to its acquisition, to meet competitive pressures in certain markets. In addition, the Company sold, at near cost, certain inventory acquired in the acquisition of W-L Research, Inc. which was considered excess to current needs. Excluding these sales, gross profit as a percentage of sales would have been 26.9% in the Nine-Month Period 1997 and 29.7% in the three month period ended March 31, 1997 (the "1997 Quarter").

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


                                            Nine-Month Period              Three-Month Period
                                             Ended March 31,                Ended March 31,
                                            -----------------              ------------------
                                           1997            1996            1997        1996
                                       ----------      ----------        ---------   ---------
Personnel costs                        $5,762,255      2,811,591        2,114,064     1,102,109
Occupancy expenses                      2,211,277        946,006          827,020       386,305
Vehicle and shipping                      735,140        324,155          446,961       112,416
Outside services                          603,629        425,705          262,854        65,689
Travel                                    581,623        252,433          244,110       152,991
Advertising and promotion                 511,862        330,252          238,766       184,014

Research and development expenditures were $663,695 in the 1997 Nine-Month Period and $284,861 in the 1997 Quarter, substantially all of which is attributable to W-L/Germain's, as compared to $26,138 and $11,033 for periods in the prior year. As the Company transforms its forage and turf grass seed business to proprietary products and increases gross margins, the Company expects research and development expenses to eventually be similar to other proprietary seed sectors. W-L Research, Inc. conducts extensive research in alfalfa breeding and, accordingly, research expenditures will increase significantly reflecting the W-L/Germain's acquisition after its September 1, 1996 effective date.

The Company's interest expense increased to $1,002,773 in the 1997 Nine-Month Period and $381,647 in the 1997 Quarter, as compared to $270,174 and $215,925 for periods in the prior year. This is primarily due to increasing the Company's line of credit and additional long-term and short-term debt in
connection with acquisitions, including W-L/Germain's.   The Company anticipates
using more debt to fund future growth. As discussed above, the Company increased its line of credit in connection with the W-L/Germain's acquisition and borrowings under the line at March 31, 1997 were approximately $15 million.

Net earnings (loss) for the Company was ($1,188,926) for the 1997 Nine-Month Period and $1,285,044 for the 1997 Quarter, as compared to ($1,956,576) and ($255,774) for periods in the prior year as a result of the items discussed above. The net earnings (loss) per share was ($0.09) for the 1997 Nine-Month Period and $0.07 for the 1997 Quarter based on average common shares outstanding of 13,301,201 and 18,396,888 compared to ($0.27) and ($0.03) for periods in the prior year based on average common shares outstanding of 7,345,419 and 7,567,200. The increase in average common shares reflects additional shares issued in connection with acquisitions, options, warrants, conversions of preferred stock, and services rendered.

Management believes operating results confirm the validity of the Company's business strategy. However, it should be noted that management continues to make all decisions to assure success of the long term plan, at the possible expense of short term earnings. Earnings have been negatively impacted by management's decision to build infrastructure faster than budgeted, delayed opportunities to implement some synergies due to delayed closing of some acquisitions (such as W-L/Germain's) and adverse weather conditions. The Company is 6-9 months behind expected time tables for certain synergies for the reasons stated above.

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

IMPACTS OF ACCOUNTING STANDARDS NOT YET ADOPTED

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share. This standard, which is effective for periods ending after December 15, 1997 and cannot be applied earlier, will require the dual presentation on the face of the income statement of "basic" earnings per share, without any dilution, and "diluted" earnings per share, reflecting all dilution. The Company has not completed its analysis of the impacts of this standard on its financial statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

On February 9, 1996, Jonathan R. Curshen commenced a lawsuit in the United States District Court, Middle District of Florida, against the Company, John C. Francis and Johnny R. Thomas, officers of the Company, and Tammie Winfield (a shareholder). The plaintiff sought unspecified compensatory and punitive damages based upon an alleged repudiation of an agreement to sell plaintiff shares of common stock of the Company. The Company and the other defendants denied the allegations. In March 1997, the Company's motion to dismiss this lawsuit was granted by the court.

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

Item 2.  Changes in Securities

On February 24, 1997, the Company's stockholders at the annual meeting of stockholders approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock from 30,000,000 to 50,000,000. The issuance of any additional shares would dilute the voting power and in many cases, the liquidation value of outstanding shares of Common Stock. The Company has no present plans to issue additional shares of Common Stock except under outstanding convertible securities.

Item 4.  Submission of Matters to a Vote of Security Holders

    a) The annual meeting of stockholders (the "Meeting") was held on February 24, 1997.

    b) The Board of Directors consisting of Johnny R. Thomas, John C.
       Francis, Scott J. Loomis, Kent Schulze and Byron D. Ford were re-elected.

    c) (i) The Election of the Board of Directors:

                                FOR               AGAINST OR WITHHELD                ABSTENTIONS OR NON-VOTES
                                ----             ---------------------               ------------------------

Johnny R. Thomas               12,340,878                  0                                54,313
John C. Francis                12,340,878                  0                                54,313
Scott J. Loomis                12,340,878                  0                                54,313
Kent Schulze                   12,340,878                  0                                54,313
Byron D. Ford                  12,340,878                  0                                54,313

     (ii) The ratification of amendments to the Company's Employee Stock Option Plan.

            5,121,698 For         716,695 Against       93,477 Non-Votes
            ---------            --------               ------

     (iii) Adoption of amendment to the Articles of Incorporation increasing the number of authorized shares from 30,000,000 to 50,000,000.

           11,795,350 For         508,305 Against       91,536 Non-Votes
           ----------             -------               ------

     (iv)  Ratification of the appointment of KPMG Peat Marwick LLP as auditors.

           12,335,106 For          28,160 Against       31,925 Non-Votes
           ----------              ------               ------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          27.1 Financial Data Schedule

                                  SIGNATURES

     In accordance with the requirement of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AGRIBIOTECH, INC.


May 15, 1997                                 By: /s/ Henry A. Ingalls
------------                                    ---------------------
Date                                                 Henry A. Ingalls,
                                                     Vice-President/CFO