Form 10KSB
period 1997-06-30
AGRIBIOTECH INC
filed 1997-09-30
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________


                                  FORM 10-KSB


                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997

                        Commission file number 0-19352

                               AGRIBIOTECH, INC.
                               -----------------
                (Name of small business issuer in its charter)


              Nevada                                  85-0325742
  -------------------------------       ------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

  2700 Sunset Rd., Suite C-25, Las Vegas, Nevada            89120
  ----------------------------------------------          ----------
     (Address of principal executive offices)             (Zip Code)

  Issuer's telephone number, including area code:       (702) 798-1969
  -----------------------------------------------       --------------

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

     The issuer's revenues for its most recent fiscal year were $65,904,058.
                                                                 ----------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of September 26, 1997, was $212,627,936 (assuming solely for purposes of this calculation that all directors, officers and greater than 5% stockholders of the Registrant are "affiliates").

     The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 19, 1997, was 25,282,222
                                               ----------

     Documents Incorporated by Reference:  Not Applicable.

                     Exhibit Index is located on page ____

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

  AgriBioTech, Inc. ("ABT" or the "Company"), a Nevada corporation, was formed under the laws of the State of Colorado on December 31, 1987, under the name Sussex Ventures, Ltd. ("Sussex"). The Company was an inactive development stage company until September 30, 1993 when it acquired all of the outstanding stock of AgriBioTech, Inc., a Nevada corporation ("AgriBioTech"). AgriBioTech was treated as the acquiring corporation in the transaction, which was accounted for as a reverse purchase. In June 1994, the Company merged with and into AgriBioTech, then a wholly-owned subsidiary of the Company, and changed its name to AgriBioTech, Inc.

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

OVERVIEW

  ABT is the largest agricultural seed company in the United States that specializes in developing, processing, packaging and distributing varieties of forage and cool season turfgrass seeds. Since January 1, 1995, the Company has completed 14 acquisitions and has grown from essentially zero sales in calendar 1994 to a current annualized level of net sales of approximately $145 million per annum. The Company has also executed letters of intent to acquire two additional companies with aggregate annual net sales of approximately $85.4 million. The Company's vertically integrated forage and turfgrass seed operations include research and development through traditional genetic breeding programs for most forage and cool season turfgrass species, seed processing plants that clean, condition and package ABT's products, and national and international distribution and sales networks.

  The Company estimates aggregate annual revenue for the United States forage and turfgrass seed sectors, in which the Company sells its products is approximately $1.1 billion, with revenue evenly divided between forage and turfgrass seeds. According to the U.S. Department of Agriculture ("USDA"), approximately 61 million acres of forage crops were harvested for hay during 1996, generating cash hay sales of approximately $12 billion. Forage seed sales are driven primarily by the size of the animal population for milk and meat production (high protein foodstuffs) and for recreational activities (e.g., horse industry). Recent efforts in underdeveloped countries to increase the level of protein in diets have created strong demand for forage crops, while declining arable (suitable for farming) land has resulted in slight declines in worldwide forage acreage.

The Company believes this demand will place ABT in a particularly advantageous position with respect to its competitors in the forage market. Turfgrass seed consumption has increased at average annual rates of between 6% and 9% during the period from 1987 to 1997, primarily due to increased housing starts, increased appreciation by homeowners of the added value of higher quality turfgrass and growth in the number of golf courses and recreational parks. According to industry sources, at December 31, 1996, there were approximately 25 million acres of lawns, golf courses, parks and roadway medians in the United States.

  From its inception, ABT has implemented a business strategy designed to (i) lead the consolidation of the forage and turfgrass seed sectors, (ii) vertically integrate ABT's operations and (iii) shift the focus of the acquired companies from public, non-proprietary seed varieties toward proprietary varieties with a long-term objective of developing biotechnology enhanced varieties. Through its efforts to consolidate these sectors, the Company has generated operating efficiencies, including better utilization of personnel and inventory, elimination of redundant resources and decreased administrative expenses. The Company intends to expand development of proprietary genetically enhanced seed varieties using traditional research, as well as fund biotechnology research to accelerate product development. ABT, through its leading position with respect to elite forage and turfgrass germplasm (i.e., the chromosomes and genes of seeds) is seeking to become the licensee or partner of choice for owners of biotechnology genes in order to accelerate introduction of these value-added genes to its customers through biotechnology.


FORAGE AND TURFGRASS INDUSTRY

  INDUSTRY OVERVIEW

  Annual sales of the United States forage and turfgrass seed sectors in which the Company sells its products is estimated to aggregate approximately $1.1 billion, with sales evenly divided between the two sectors.

  The following (omitted) bar graph illustrates the relative size of the forage and turfgrass seed sectors in comparison with other crops, based on the most recently available USDA Statistics. The graph is entitled Revenue of Major U.S. Seed Segments, Estimated 1996. It shows (in bars less than two inches high) estimated revenue (in billions) for corn ($1.6 billion), soybean ($.7 billion), forage and turfgrass ($1.3 billion), commercial vegetables ($.4 billion) and home garden vegetables ($.3 billion). A footnote appears stating that the Company excludes from its potential market approximately $0.2 billion of annual sales in the forage and turfgrass seed sectors retailed to city homeowners.

  FORAGES

  Forage crops, which are crops in which the entire plant is harvested for consumption, are the largest single component of livestock and dairy herd diets, and are generally fed to animals either through grazing or in the form of hay. Hay is one of the largest and most widely produced cash crops in the United States and is harvested in all 50 states. The following (omitted) bar graph is entitled Estimated U.S. Crop Values-1996. It shows (in bars less than two inches high) estimated crop sales (in billions) for corn ($24.9 billion), soybeans ($16.3 billion), hay, a forage ($12.0 billion), wheat ($9.0 billion) and cotton ($6.5 billion). The (omitted) graph that follows is entitled U.S. Acreage 1996. It shows (in bars less than two inches high) estimated acreage (in millions of acres) for corn (73.1 million), soybeans (63.4 million), wheat (62.9 million), hay (61 million) and cotton (15 million).

  Since most forage crops are consumed by livestock and are bulky and difficult to transport, they are typically grown in areas with high concentrations of dairy and beef cattle. In contrast, seeds are typically grown where climate and other favorable conditions result in optimal yields. For example, approximately 75% of all alfalfa hay is grown east of the Mississippi River, while 95% of all alfalfa seed is grown in the Pacific Northwest and California, where seed quality and yields are higher. This geographic separation between seed producers and end users of forage seed virtually eliminates growers' incentives to "save seeds" in an effort to reduce costs, or for subsequent sale.

  Farms are becoming larger as a result of economies of scale in farming. Consequently, the number of farms is declining, with fewer farmers producing most of the crops (18% of the farms in the United States produce 76% of the crops). The owners of larger farms are generally more knowledgeable and sophisticated, placing a premium on new valued-added technology.

  While alfalfa is by far the best known of the forage crops and comprises approximately 40% of planted forage acreage and an even greater percentage of the hay cash crop value in the United States (see graphs above), there are numerous other species comprising the forage sector. A high percentage of grass forage species, including tall fescue, orchardgrass and bromegrass, are seeded in mixtures with non-grass forages. In general, the grass component of the mixture is included to decrease bloat (swelling in the stomach of cattle caused by foaming, which can result in death by asphyxiation), improve soil structure, decrease weed competition, improve organic matter and spread out seasonal peaks of forage production.

  TURFGRASS

  Turfgrass seed consumption has increased at average annual rates of between 6% and 9% during the period from 1987 to 1997, according to industry data. There were 15,832 golf courses in the United States in 1996, with an additional 850 (5%) under construction. Furthermore, management believes that increases in turfgrass usage in the Pacific Rim countries rival United States growth statistics.

SEED PRODUCTION/DISTRIBUTION PROCESS

  Outlined and illustrated below are the key components of the seed production distribution process:

[An omitted graphic illustration of the seed production/distribution cycle appears here. It shows a circular progression using arrows and several small (less than one inch high) illustrations and includes the following text:
Research. Develops Genetically Superior Proprietary Products. Seed Stocks (Foundation Seed): Provided to individual farmers under contract. Farmer
Grows: Commercial Seed (Certified Seed) under contract with Regional Production Companies. Uncleaned Seed Delivered to Production Company. Seed Cleaning
Plant: Production Company cleans, processes, coats and bags seed. Seed sold to Regional Distribution Companies. Regional Distribution Companies warehouse, market wholesale and/or retail seed and deliver to local outlet. Customer: i.e., forage farmer, homeowner, golf course.]

  RESEARCH

  Varieties are developed by research companies with desirable value-added improvements such as yield, disease and insect resistance and various quality traits. Research companies then typically license the varieties to production and/or distribution companies and provide them with foundation seed stocks, which are the proprietary source seed used to plant seed fields for commercial seed production.

  GROWING

  Seed farmers are generally called upon to grow the proprietary foundation seed stocks into commercial quantities of "certified" (i.e. complying with state and federal standards) seed under contract with processing and/or distribution companies. These contracts are generally three years in length and contain fixed contract prices for all or part of their duration. Farmers assume all of the risks associated with growing the seed. However, because contracts are based on acreage, excess seed produced by high yields must either be carried as inventory by seed processing companies, or they must seek alternative distribution channels or methods.


  PROCESSING

  The seed farmer delivers uncleaned seed to processing companies. The processing companies clean, coat and package the seed in units that are size-appropriate for the customer. Forage seeds are usually packaged in 50 pound bags, as are turfgrass seeds for larger customers such as golf courses. Homeowner/retail turfgrass seeds are generally packaged in one to three pound bags or boxes.

  DISTRIBUTION

  Forage distribution companies store seed and distribute it wholesale to local farm supply outlets and directly to large forage farmers. Turfgrass distribution companies generally market to mass merchandisers such as K-Mart and Home Depot for sale to homeowners and also sell directly to large seed users such as golf courses, municipalities and sod farmers.

  LOCAL RETAIL OUTLETS

  Local outlets generally service small geographic areas. In most instances, the local outlets are general farm supply stores that supply a combination of seed, feed and fertilizers to local farmers and/or homeowners in rural areas.

Larger farmers will sometimes act as outlets (i.e. farmer/dealers) to handle seed for their own use and that of their neighbors.

  CUSTOMERS

  The Company sells forage and turfgrass seed to a wide variety of customers. These include sales direct to end users, large regional distributors, national accounts, and local feed and seed stores. The end customers for forage seeds are farmers who are generally located in regions with large beef and dairy herds. Hay sales to dairies often have quality-based price premiums and, consequently, this customer segment is extremely attractive to forage growers. Turfgrass seed customers are generally centralized in densely populated areas and generally consist of parks, golf courses and other customers planting for their own personal lawns.

MARKETS/DEMAND

  Incomes are growing worldwide, particularly in developing countries. As incomes rise, global demand for meat and milk is rising, which in turn is driving demand for forage seed. Demand for forage and turfgrass seed is generally cyclical in nature and subject to numerous factors. Seeds, like most other agricultural products, are subject to fluctuations based on the underlying supply and demand for the crops produced. The demand for seed is also influenced by the general farm economy and a variety of nature's adversities including, but not limited to, drought, wind, hail, disease, insects and early frost.

  FORAGES

  Forages are the primary feed components for animals used in milk and meat products (high protein foodstuffs). Forage seed sales are primarily driven by the size of the animal population producing milk and meat products. Recent efforts of underdeveloped countries to increase dietary protein have created strong demand for forages. This demand is being driven by increasing world population and income.

  While global demand for milk and meat products has increased 13.5% since 1990, worldwide arable acreage, upon which forage can be grown, has declined 8%. As demand for meat and dairy animals increases and arable acreage decreases, developing countries are likely to become increasingly dependent on higher yielding varieties and agricultural imports. An omitted bar graph (in millions of metric tons) appears here, which shows worldwide red meat consumption increasing from approximately $111 million metric tons in 1990 to 126 million metric tons in 1996 (estimated).

  In the United States, the decline in arable acreage is less severe. The 1996 Freedom to Farm Act was designed to allow the market to better determine crop selection, and the Company believes the new law will allow more farmers to choose to grow forages. The Conservation Reserve Program will place approximately nine million acres of arable land back into production, which the

Company believes is likely to help stabilize the quantity of forage acreage in the United States over the next several years. In addition, farms in the United States are becoming larger in an effort to benefit from economics of scale. The Company believes that these large-scale farmers tend to recognize the advantages of value-added technology and are willing to pay a premium for such benefits.

  The Company believes that the countervailing influences for increasing demand for forages and the decreasing acreage available for their production will create a strong demand for superior seed varieties and germplasm to increase yields, especially among large-scale United States farmers.

  TURFGRASS

  Domestic turfgrass seed consumption growth has averaged between 6% and 9% over the last ten years. The Company believes domestic demand for turfgrass is being driven by both domestic population growth and the increased usage of turfgrass to increase home values and build recreational facilities, such as golf courses and parks. For example, there are currently approximately 25 million acres of lawns, golf courses, parks and roadway medians which use turfgrass seed in the United States alone. American consumers spent $13.4 billion on professional lawns and landscape services in 1994, an increase of 7% over 1993. In addition, according to industry data, there were 15,832 golf courses in the United States in 1996, with an additional 850 (5%) under construction.

  The Company believes turfgrass users are increasingly demanding higher turfgrass quality and as a result, average maintenance costs and pesticide use are also rising. The Company believes that the increasing demands for high-quality turfgrass, combined with consumers' desires to reduce maintenance costs and pesticide usage, will likely create a market for genetically enhanced turfgrass.

INDUSTRY ECONOMICS

  The forage and turfgrass seed sectors have historically been low margin businesses due to their fragmented nature, lack of vertical integration, price-based competition and, until recently, lack of protection for proprietary seeds. More recently, however, margins have begun to expand as farmers have moved away from public varieties and increasingly toward higher yielding proprietary varieties with many desirable attributes, such as improved nutritional quality and disease and insect tolerance.

  As an example of the above described increase in margins, management estimates that retail alfalfa seed pricing today is approximately $1.60 per pound for public, non-proprietary varieties, while proprietary seed pricing is in the $3.20 to $3.60 per pound range. Moreover, alfalfa seed with new value-added traits, such as potato leafhopper tolerance, was introduced in limited quantities in 1997 and sells for approximately $4.50 to $5.50 per pound. Management believes that the introduction of biotechnology capabilities into the forage and turfgrass seed sectors has the potential to further expand margins. Outlined below is an allocation of the estimated purchase price for public, proprietary and enhanced value-added alfalfa varieties to the various stakeholders in the production and distribution value chain.

      ALLOCATION OF THE WHOLESALE SEED DOLLAR PER POUND (ALFALFA EXAMPLE)

                                                                    Enhanced
                                      Public       Proprietary    Value-added
                                     Varieties      Varieties      Varieties
                                    ------------   ------------   ------------
Grower                              $1.00    72%   $1.30    46%   $1.40    35%

Research Company                     0.00     0     0.40    15     1.00    25

Processing and Packaging
 Company                             0.20    14     0.40    15     0.55    14

Distribution Company                 0.20    14     0.70    24     1.05    26
                                    -----   ---    -----   ---    -----   ---

     Wholesale seed price           $1.40   100%   $2.80   100%   $4.00   100%
                                    =====   ===    =====   ===    =====   ===

     Retail seed price              $1.60   114%   $3.40   121%   $5.00   125%
                                    =====   ===    =====   ===    =====   ===

BUSINESS STRATEGY

  OPERATING STRATEGY

     The Company's strategy as the market share leader for the forage and cool season turfgrass seed sectors is to develop and market value-added proprietary seeds that meet the yield and quality needs of forage farmers and the increasingly stringent turfgrass quality needs of end users, such as homeowners and golf course superintendents. The Company strives to maintain superior customer service while upgrading its product line. ABT plans to increase the profitability of both the Company and its customers by implementing the following key strategies:

     VERTICAL INTEGRATION. ABT seeks to continue to vertically integrate its forage and turfgrass seed operations and thus increase the percentage of the wholesale seed dollar retained by the Company. This is being achieved by owning companies which meet its needs with respect to proprietary research and development, seed processing and the continued development of a national and international sales network. Management believes that as the Company continues the consolidation of these sectors, the economies of scale derived from vertical integration (see "Integration of Acquisitions" below) should provide the Company with the opportunity to improve margins, enhance efficiencies and eventually secure access to the biotechnology breakthroughs that are expected to be available in the forage and turfgrass seed sectors in the future.

 .    INDUSTRY LEADING RESEARCH AND DEVELOPMENT.  The Company has developed an industry leading research and development program for the forage and turfgrass seed sectors. This research capability allows the Company to develop proprietary seed varieties with value-added characteristics that improve yield, nutritional quality, persistence, and insect and disease tolerance for forages and quality, color, persistence and insect and disease tolerance for turfgrasses. The Company believes that development of propriety seed varieties through traditional genetic research programs has become an essential foundation for transforming the forage and turfgrass seed sectors into high margin businesses similar to the other proprietary seed sectors.

 .    EFFICIENT PROCESSING AND PACKAGING.  ABT owns and operates modern processing and packaging facilities which clean, sort and bag seeds. The Company's ownership of processing and packaging facilities enables it to improve quality control, better control seed availability and capture a larger portion of each seed sales dollar.

 .    NATIONAL AND INTERNATIONAL SALES NETWORKS. The Company believes that its national and international sales force, which currently markets and sells goods in 45 states and 26 countries, can support the Company's introduction of new products and will facilitate development of a national brand.

 .    BIOTECHNOLOGY ACCESS. The Company believes that the introduction of proprietary seed varieties with value-added characteristics will provide the genetic platform from which specific value-added genes may be introduced through biotechnology. ABT is seeking to become the licensee or partner of choice for owners of biotechnology genes in order to accelerate introduction of these value-added genes to its customers through biotechnology. See "Use of Proceeds."

     INTEGRATION OF ACQUISITIONS. The Company continues to make strategic acquisitions and is in the process of integrating these operations to increase operating efficiencies by (i) eliminating geographic overlap in distribution,
(ii) consolidating administrative, finance and accounting functions, (iii) expanding marketing and customer service programs, (iv) upgrading management information systems and (v) coordinating and expanding research and development.

     INVESTMENT IN INFRASTRUCTURE. The Company has invested in personnel in advance of future sales in order to support the sales growth of acquired companies while focusing on marketing new value-added products. The Company will continue to upgrade and expand its infrastructure as required and believes it has the necessary senior management in place to meet its near-term needs.

     GROWTH STRATEGY

     ABT's growth strategy focuses on acquiring attractive companies in the forage and turfgrass seed sectors and increasing their level of sales, improving the Company's product mix and realizing operating efficiencies.

     CONSOLIDATION OF FORAGE AND TURFGRASS SEED SECTORS. ABT plans to continue to build the premier forage and turfgrass seed company in the United States by acquiring and integrating attractive companies which specialize in research and development, processing and distribution. The Company's acquisition strategy consists of acquiring geographically dispersed companies with strong management and operations. Based on financial results reported to date, the Company has generally been able to maintain historical sales levels of its acquisitions while at the same time integrating them into one organization thereby developing synergies in operations.

     INCREASING SALES OF HIGHER MARGIN PROPRIETARY SEEDS. ABT believes opportunities exist to enhance profitability in the forage and turfgrass seed sectors through increased sales of higher-margin proprietary seeds. The Company believes forage seed customers will place a premium on new valued added varieties that increase their profitability through increased sales, greater milk or meat production or higher margins. The Company believes turfgrass seed customers will also seek new products that improve turf quality while at the same time decreasing maintenance costs and decreasing environmental pollution from chemicals previously used to control plant pests.

     REALIZATION OF ECONOMIES AND OPERATING EFFICIENCIES. As ABT continues to consolidate the forage and turfgrass seed sectors, the Company expects to achieve significant economies of scale and operating efficiencies. However, because seed production contracts are generally three years in length and management's desires to nurture certain existing business relationships, a time lag will likely exist before full synergies can be achieved. Because of the Company's investment in infrastructure ahead of future sales, the Company believes operating expenses as a percentage of sales will likely decrease in the future and revenue growth will exceed growth in general and administrative expenses. In Fiscal 1997, the Company achieved a reduction in operating expenses as a percentage of sales to approximately 27% from 37% in Fiscal 1996.

ACQUISITION PROGRAM

     Since the Company commenced its acquisition program in January 1995, it has acquired all or part of 14 seed companies and has signed letters of intent to acquire two additional seed businesses, all as set forth in the table below.

AGRIBIOTECH, INC.
ACQUISITIONS

                                              APPROXIMATE      APPROXIMATE
                                            ANNUAL REVENUE      PURCHASE
                                EFFECTIVE   AT ACQUISITION        PRICE       HEADQUARTERS AT             DESCRIPTION
AGRIBIOTECH ACQUISITIONS          DATE       (IN MILLIONS)    (IN MILLIONS)      ACQUISITION              OF BUSINESS
------------------------------------------------------------------------------------------------------------------------------------

Seed Resource, Inc.              Jan 95          $ 1.8           $ 1.1        Tulia, TX             Markets proprietary sorghum,
                                                                                                    sudan grass, ryes & millets in
                                                                                                    the U.S., Mexico and Europe.
------------------------------------------------------------------------------------------------------------------------------------

Scott Seed Company               Mar 95          $ 5.5           $ 2.0        New Albany, IN        Markets proprietary alfalfa
                                                                                                    varieties, clover varieties,
                                                                                                    pasture mixes, turfgrass
                                                                                                    varieties and corn hybrids
                                                                                                    throughout Kentucky and Southern
                                                                                                    Indiana.
------------------------------------------------------------------------------------------------------------------------------------

Hobart Seed Company              Apr 95          $ 3.2           $ 1.7        Hobart, OK            Markets alfalfa, field seeds &
                                                                                                    lawn and garden supplies in
                                                                                                    Oklahoma, Texas and Kansas.
------------------------------------------------------------------------------------------------------------------------------------

Sphar Seed Company               July 95         $ 1.2           $ 0.3        Winchester, KY        Markets proprietary alfalfa
                                                                                                    varieties, clover varieties,
                                                                                                    pasture mixes, turfgrass
                                                                                                    varieties and corn hybrid
                                                                                                    throughout Kentucky and Southern
                                                                                                    Indiana.  Sphar is also a
                                                                                                    Pioneer corn distributor.
------------------------------------------------------------------------------------------------------------------------------------

Halsey Seed Company              July 95         $ 1.2           $ 1.1        Trumansburg, NY       Markets alfalfa, field seeds and
                                                                                                    turf seeds in New York and New
                                                                                                    England.
------------------------------------------------------------------------------------------------------------------------------------

Arnold Thomas Seed Service,
 Inc.                            Oct 95          $ 2.0           $ 0.9        Lowden, WA            Has four seed cleaning lines in
                                                                                                    its Lowden, Washington facility
                                                                                                    with access to grass, clover and
                                                                                                    alfalfa seed production areas in
                                                                                                    the Northwest.
------------------------------------------------------------------------------------------------------------------------------------

Clark Seeds, Inc.                Oct 95          $ 4.0           $ 2.2        Nampa, ID             Has two modern seed cleaning
                                                                                                    facilities in Idaho and Oregon.
------------------------------------------------------------------------------------------------------------------------------------

Doug Conlee Seed Co.             Jan 96          $ 1.0           $ 0.6        Waco, TX              Is in same area as Seed
                                                                                                    Resource, so operating synergies
                                                                                                    were created along with
                                                                                                    expansion of forage sales.  The
                                                                                                    company also has proprietary
                                                                                                    sorghum and sudan grass
                                                                                                    germplasm.
------------------------------------------------------------------------------------------------------------------------------------

Beachley-Hardy Seed Co.          Feb 96          $ 9.0           $ 4.2        Shiremanstown, PA     Strong market presence in
                                                                                                    Northeast.  Also included is
                                                                                                    access to future breakthrough
                                                                                                    proprietary forage and turf
                                                                                                    products of its former owner.
                                                                                                    It also provides ABT access to
                                                                                                    products such as Roundup-ready
                                                                                                    soybeans and high-oil corn.
------------------------------------------------------------------------------------------------------------------------------------

Michigan Hybrid Seed Co.         Jun 96          Nil             Nil          Dansville, MI         Markets proprietary alfalfa
                                                                                                    varieties and hybrid seed corn
                                                                                                    in Michigan.
------------------------------------------------------------------------------------------------------------------------------------

W-L Research, Inc. and           Sept 96         $20.0           $16.0        Evansville, WI and    W-L is a leading alfalfa
Germain's, Inc.                                                               Fresno, CA            research company.  The company
                                                                                                    has a strong base of franchised
                                                                                                    distributors in the U.S. and
                                                                                                    several foreign countries.  Its
                                                                                                    alfalfa varieties are the
                                                                                                    leading proprietary products in
                                                                                                    Argentina.  Germain's is one of
                                                                                                    the leading regional seed
                                                                                                    companies in the Western U.S.
                                                                                                    The 125-year-old company markets
                                                                                                    hybrid corn, alfalfa, turf,
                                                                                                    clover, pasture grass and cover
                                                                                                    crop seed in the Western U.S. &
                                                                                                    Mexico.
------------------------------------------------------------------------------------------------------------------------------------

E.F. Burlingham & Sons           Apr 97          $36.0           $10.1        Forest Grove, OR      An 85-year-old turfgrass seed
                                                                                                    company with many varieties
                                                                                                    scoring as leading performers in
                                                                                                    official national turf
                                                                                                    evaluation tests.
------------------------------------------------------------------------------------------------------------------------------------

The Sexauer Company              Apr 97          $10.0           $ 3.2        Brookings, SD         A full-service forage and turf
                                                                                                    seed company with four
                                                                                                    distribution locations.  The
                                                                                                    company has 106 years of
                                                                                                    history.
------------------------------------------------------------------------------------------------------------------------------------

Olsen Fennell Seeds, Inc.        Jun 97          $35.0           $15.2        Salem, OR             Good germplasm in turf seeds and
                                                                                                    non-alfalfa forages.
------------------------------------------------------------------------------------------------------------------------------------

Pending                          Oct 97(1)       $ 9.4           $ 7.0(1)     Pending               Markets alfalfa, field seeds and
                                                                                                    turfgrass seeds.
------------------------------------------------------------------------------------------------------------------------------------

Loft's Seed, Inc.(pending)        Jan. 98(1)     $75.0           $34.0(1)     Winston-Salem, N.C.   Premier turfgrass seed company.
------------------------------------------------------------------------------------------------------------------------------------

(1) Estimatd based on signed letters of intent

RESEARCH AND DEVELOPMENT

     The Company operates genetic breeding programs and intends to increase its research and development spending to develop a full line of proprietary products for most forage and turfgrass species, as well as continue to purchase additional proprietary varieties and research programs.

     The Company estimates that each of the industry's top five alfalfa research companies, including the Company's wholly-owned subsidiaries, spend more on proprietary alfalfa variety development than is spent by all industry members on variety development for all other forage species combined. This minimal level of research expenditure on variety development for secondary forage species reflects the current fragmented nature of the forage sector, and the lack of critical mass within any one company to justify research and development spending.

     ABT's goal is to alter this scenario by consolidating the industry and achieving the economies of scale necessary to conduct research on both alfalfa and non-alfalfa forages, as well as on turfgrass. This research is aimed at developing (i) value-added forage seed products with improved characteristics in yield, nutritional quality, persistence, and disease and insect tolerance and (ii) improved turfgrass seeds with improvements to color, ease of mowing, pest resistance, dwarfness and texture.

     The Company sponsored research and development in the amounts of $1,170,703, $59,836 and $56,488 during the fiscal year ended June 30, 1997
("Fiscal 1997"), the fiscal year ended June 30, 1996 ("Fiscal 1996") and the nine months ended June 30, 1995 ("Fiscal 1995"), respectively.


     FORAGES

     The Company believes it has an industry leading alfalfa breeding program and an excellent alfalfa germplasm base. The Company has been successful in developing numerous varieties that produce high yields under intensive cutting schedules, multiple pest tolerance and more recently, improved nutritional quality. For instance, W-L's new High Quality (HQ(R)) alfalfa varieties have won the "Forage Superbowl" three years in a row. The Forage Superbowl is held annually in a conjunction with the World Dairy Expo in Madison, Wisconsin, and is seen by customers and industry peers as the premier third party forage analysis in the industry.

     Potato leafhopper is often considered the most destructive alfalfa insect pest in North America, with significant losses reported in both yield and forage quality each year. Although some industry sources estimate that 8-10 million acres are affected annually by potato leafhopper, chemical treatment is seldom undertaken because of the cost and/or the inability to detect the problem in time. ABT has developed a variety that is intended to protect against potato leafhopper and is expected to introduce a second variety next spring.

     TURFGRASS

     The Company has an industry leading turfgrass breeding program with over 50,000 turf evaluation plots throughout the United States and has developed a number of turfgrass varieties with superior turf quality that are independently evaluated in National Turf Evaluation Plot ("NTEP") trials throughout the United States. The Company's varieties currently top the NTEP list in three important turfgrass species (tall fescue, perennial ryegrass and fine fescues). In addition, a number of the Company's varieties are in the top ten for each species. As a result, the Company's germplasm is highly desirable to customers who want ABT to provide private label varieties for them. To date, the Company has chosen to engage in private labeling in order to maximize market share.

SEED PROCESSING AND PACKAGING

     Forage and turfgrass seed varieties are grown for the Company under contract by farmers specializing in seed production. The Company provides the farmer with proprietary seed stocks and contracts for the entire production from the farmer's field, generally for a three-year period. It is the farmer's responsibility to plant, grow and harvest the seed crop. ABT's seed processing facilities provide the growers with reusable bulk bins that farmers fill with seed and deliver to ABT's processing facilities for cleaning, treating, packaging and distribution.

     The seed production areas for forage and turfgrass seeds are geographically separated from the seed consumption regions. The Pacific Northwest states (Oregon, Washington, Idaho, Nevada, Montana and California) are among the best areas in the world to grow forage and turfgrass seed. The favorable climatic conditions for growing seed in the Pacific Northwest results in high yields of excellent quality alfalfa seed (700-1,200 pounds per acre) and turfgrass seed (1,500-2,000 pounds per acre). In contrast, the hot, humid, rainy conditions prevalent in the seed consumption regions dramatically decrease seed quality and yield for both forage and turfgrass seeds (50-400 pounds per acre). Consequently, there is little economic incentive for farmers to attempt to grow their own seed for forage and turfgrass crops.

     ABT's seed processing facilities are primarily located in Oregon, Idaho, Washington and Texas and generally contain modern and efficient equipment. Management believes the Company's facilities have enough capacity to handle current seed volume and accommodate its near term growth needs. These facilities were operating at significantly less than capacity prior to their acquisition by the Company. The Company plans to acquire additional capacity as distribution grows through acquisitions. As the Company acquires additional companies specializing in seed processing, there will be an opportunity to gain efficiencies by building one or two processing facilities with larger capacities for shared use by a number of acquired companies that are processing seed in close proximity.

DISTRIBUTION

     DOMESTIC

     Within the United States, the Company distributes seeds in 45 states. Since forage crops are grown to be consumed by livestock and hay is bulky and expensive to transport, these crops tend to be raised in geographic areas with high concentrations of dairy and beef cattle. Consequently, the Company distributes its forage products primarily in Wisconsin, Michigan, Minnesota, New York, Pennsylvania, Texas, Oklahoma, Kansas, Nebraska, Southern Indiana, Southern Ohio, Kentucky, Virginia, Tennessee, and California.

     There is a strong correlation between population and turfgrass seed consumption. As a result, the Company distributes turfgrass seed primarily in urban areas. The heavily populated regions are best served by large retail chain stores such as K-Mart and Home Depot.

     FOREIGN.

     Internationally, the Company distributes seeds in 26 foreign countries through its independent historical relationships. Management believes that there is an opportunity to significantly enhance international sales by coordinating sales efforts across subsidiaries. The Company has not established an international business unit to consolidate international sales, but is evaluating its international business with a view toward operating as an international business unit in mid to late calendar 1998.

     Argentina is the most important forage market outside of the United States, with approximately 16 million acres of alfalfa planted annually. The Company markets alfalfa under the W-L brand name through Cargill S.A.C.I. The largest international turf markets for the Company are currently the Pacific Rim countries.

PRODUCTS

     ABT offers its customers a large and diverse selection of seeds in the forage and cool season turfgrass sectors. The Company sells proprietary varieties which are exclusively owned and protected under the PVPA (see "Proprietary Rights") and marketed on their value-added traits. The Company also sells public varieties that were developed with government funds and distributed to all members of the seed industry. In order to offer its customers a full complement of products, the Company also sells opportunistic crop seeds such as corn, soybeans, vegetables and small grains. The Company's acquisition of Burlingham (effective April 1, 1997) and Olsen Fennell (effective June 1, 1997), as well as its proposed acquisition of Lofts Seed, each of which adds a significant amount of turfgrass sales, are expected to alter the Company's product mix significantly, at least until any other forage companies are acquired.

     Public varieties generally means varieties that were developed with government funds (state or federal) in which the parent seed stocks are released to all members of the seed sector. On the other hand, proprietary varieties have an exclusive owner who markets the varieties based on their value-added traits and the profits they will generate for the customer.

The Company is in the process of reducing the number of products and brands that it offers and increasing the percentage of proprietary seeds it sells. This effort is being done cautiously, however, so as to retain customer loyalty while at the same time concentrating on the more popular and value-added proprietary seed varieties. As the Company invests in research and development and accelerates the availability of proprietary products, the Company intends to increase the rate at which these changes occur. There are consolidation efficiencies associated with inventory costs when the number of products and brands are decreased. Larger quantities of fewer items will facilitate inventory control, especially where much of the inventory is transportable and can be moved to other Company locations as needed.

     Varieties vs. Hybrids - why the forage and turfgrass seed sectors were slow
     ___________________________________________________________________________
to consolidate.  The primary reason why the corn seed sector developed into a
_______________
consolidated industry, with large research expenditures and high gross margins, was the development of genetic hybridization techniques. Hybrids are crosses between two inbred lines that produce superior crops. The seed from these crops, however, cannot be retained for further use, as it will not produce a superior crop. The owner of the inbred lines controls the inbred parents and therefore controls ownership of the hybrid offspring. Development of hybrids enabled investors to own and protect superior products developed through research. Intellectual property rights protection for these products is by trade secrets, the PVPA, patents or a combination of all three methods.

     Hybridization techniques have not, to date, been successful in the forage and turfgrass seed sectors. Proprietary protection for these sectors was not generally available until passage of the Plant Variety Protection Act (the "PVPA") in 1970, amendments to the PVPA in 1994 and a favorable United States Supreme Court ruling in 1995. These recent developments have provided the forage and turfgrass sectors with the needed proprietary protection to increase research investment. Prior to having the legal protection of the PVPA, it was relatively inexpensive to duplicate the research efforts of industry leaders. "Copycat" varieties could often be commercialized two to three years after being provided by the industry leader. See "Proprietary Rights."

CUSTOMERS

     The Company sells seed to a wide variety of customers including sales direct to end users, large regional distributors, national accounts, and local feed and seed stores. The relative percentages of customer mix varies among ABT's operating subsidiaries.

     FORAGES

     The Company sells most of its forage seeds to local feed and seed stores and regional distributors, who, in turn, sell to the individual farmer. Alfalfa varieties are primarily sold by the Company through regional franchisees in the United States, and internationally, generally through exclusive representatives such as Cargill S.A.C.I. in Argentina. The Company does some private labeling of varieties to larger customers who have adequate value and brand recognition for their territory.

     TURFGRASS

     About 15% of the Company's current turfgrass sales are direct to golf courses, 70% are to regional distributors and national accounts and the remaining 15% are to local feed and seed stores. Regional distributors of the Company generally sell about 40% of the seed to professional end users, such as golf courses, landscapers and parks. The remaining 60% is sold to homeowners. Lofts Seeds, Inc., a pending acquisition, specializes in direct golf course sales and mass merchandising to the retail outlets that sell to individual homeowners. International customers represented approximately 15% of the Company's turfgrass sales for Fiscal 1997.

COMPETITION

     The Company competes in the forage and turfgrass seed sectors on the basis of price, product quality and service. The major agricultural companies in the United States focus their sales around hybrid seed corn (Pioneer Hi-Bred International, DEKALB Genetics Corporation, Novartis AG and Mycogen Corporation), cotton seed (Delta and Pine Land Company) and other grain crops. In the past, they have treated forage and turfgrass seeds as ancillary crops when they compete in the marketplace. This is the opposite of the Company's business strategy, which is to treat forage and turfgrass seed as the primary product. Therefore, the Company's major competitors in the forage and turfgrass seed sectors are currently large regional companies and numerous small family seed businesses. However, any of the major agricultural companies may decide to compete directly against the Company. Management believes that as ABT's acquisition strategy becomes better known in the seed industry, the competition for acquisitions, sales, facilities and personnel will intensify.

     The largest United States alfalfa competitors are Cenex/Land O' Lakes/Research Seed, Helena/AgriPro, Pioneer and Cal/West Seeds. The largest competitors for other forages are FFR Research and its farm cooperative members. There are also many small family owned businesses that are strong competitors in small geographic areas.

     There are a number of cool season turfgrass seed competitors that have annual sales of between $20 and $60 million. Most of these companies are regional companies, with only Lofts Seed, Inc.(a pending acquisition for the Company), Pennington Seed and O.M. Scott having national name brand acceptance. Pennington Seed is the largest producer and marketer of turfgrass seed in the United States, however, a higher percentage of their product revenues are warm season grasses, birdseed and affiliated turf products, such as fertilizers and chemicals. Therefore, based on its knowledge of the industry, the Company believes that it is the largest forage and cool season turfgrass seed company in the United States.

BIOTECHNOLOGY ACCESS

     Biotechnological breakthroughs have been introduced into other seed sectors such as corn, soybeans and cotton. The Company believes similar biotechnology breakthroughs in the forage and turfgrass sectors will follow, although this may not occur for some time. Three essential criteria have been established by owners of seed biotechnology in order for seed companies to be granted biotechnology access at early stages. These are (i) a well established traditional genetic breeding program, (ii) significant market share and (iii) a management team committed to marketing proprietary products with value-added attributes. The Company believes it meets all three of these criteria.

     Dr. Tom Rice, an experienced biotechnology program manager who is a consultant to the Company, is working with management and the Company's traditional genetic research breeders to identify and prioritize specific biotechnology projects. Management believes its industry leading market share and germplasm, in conjunction with Dr. Rice's efforts, will enable the Company to negotiate relationships for forage and turfgrass seed biotechnology.

PROPRIETARY RIGHTS

     The Company owns proprietary varieties for a number of forage and turfgrass species that are protected under the PVPA. The PVPA prohibits others from selling seed of those proprietary varieties for 18 years, when such protection expires. It was not until the PVPA was passed in

1970 that varieties such as forage and turfgrass seed were given legal protection, which allowed them to be sold as something other than commodities. Congress passed amendments to the PVPA in 1994, which further strengthened the original legislation and in addition, a January 1995 United States Supreme Court decision defined clear limitations on farmers' ability to resell seed, essentially limiting the use of saved seed to the farmers' personal use only.

     The Company owns PVPA protected varieties as shown in the following table. In addition, the Company has licensed from third parties protected varieties for exclusive marketing in numerous species, including alfalfa, red clover, corn and soybean.

------------------------------------------------------
                     PVPA STATUS
------------------------------------------------------
                        Issued    Pending    Exclusive
                        -------   --------    License
                        (Owned)   (Owned)    ---------
------------------------------------------------------
Alfalfa                     16          1            5
------------------------------------------------------
Tall Fescue                  2          3            -
------------------------------------------------------
Perennial Ryegrass           2          8            -
------------------------------------------------------
Kentucky Bluegrass           1          -            2
------------------------------------------------------
Fine Fescue                  1          -            2
------------------------------------------------------
Orchardgrass                 -          -            1
------------------------------------------------------
Crimson Clover               -          -            1
------------------------------------------------------
Bentgrass                    -          -            2
------------------------------------------------------
Chicory                      -          -            1
------------------------------------------------------
                            22         12           14
------------------------------------------------------

EMPLOYEES

     As of September 12, 1997, the Company had 286 full-time employees including five Executive Officers (Johnny R. Thomas, President; John C. Francis, Vice President and Secretary; Kathleen L. Gillespie, Vice President of Seed Operations and Acquisitions; Henry A. Ingalls, Vice President, Treasurer and Chief Financial Officer; and Byron Ford, Vice President of Corporate Development and Strategic Planning), 93 marketing and sales personnel, 62 administrative personnel and 131 distribution, processing and warehousing personnel. The Company had 39 part-time employees and contracts with a number of independent sales representatives.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns warehouse facilities in most of its operating locations, which generally also contain administrative office space. The Company owns the land and buildings for its facilities in New Albany, Indiana; Cactus, Texas; Tulia, Texas; Hobart, Oklahoma; Trumansburg, New York; Shiremanstown, Pennsylvania; Croton, Ohio; Ontario, Oregon; Nampa, Idaho; Fresno, California; Forest Grove, Oregon; Shedd, Oregon and Salem, Oregon. In addition, the Company owns the building for its facility in Lowden, Washington, which is on land leased from a railroad. The facilities in Idaho, Oregon, Washington, Texas and Oklahoma include significant amounts of equipment for cleaning, processing and treating seed. All of the Company's facilities have equipment for mixing and bagging seed, as well as other equipment such as forklifts, delivery and sales vehicles, and warehouse and office equipment.

     The facilities in Idaho and Ontario, Oregon are pledged under a mortgage through Farm Credit Services and a promissory note to the former owners of the operation aggregating $997,475 at June 30, 1997. A portion of the facilities in Indiana are pledged under an industrial revenue bond, which had a balance of $25,000 at June 30, 1997. The facility in Fresno, California is pledged under a mortgage through Southern Pacific Thrift and Loan, which had an outstanding balance of $815,877 at June 30, 1997. The facility in Salem, Oregon is pledged under mortgages through the Oregon Economic Development Commission and the U.S. National Bank of Oregon aggregating $407,279 at June 30, 1997.

     The Company also leases warehouse and office facilities in Winchester, Kentucky; Somerset, Kentucky; Prescott, Wisconsin; Albany, Oregon; Torreon, Mexico and Las Vegas, Nevada, its corporate headquarters. Total commitments for facility rentals are currently approximately $224,000 per year. Lease and rental commitments are more fully described in note 8 of the Notes to Consolidated Financial Statements.

     The Company believes that each facility is suitable for its current use, is in good condition and is adequately insured. Such properties, together, are adequate for the Company's current needs.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as described below, and as may be incurred in the ordinary course of business.

     On February 9, 1996, Jonathan R. Curshen commenced a lawsuit in the United States District Court, Middle District of Florida, against the Company, John C. Francis and Johnny R. Thomas, officers of the Company, and Tammie Winfield (a shareholder). The plaintiff sought unspecified compensatory and punitive damages based upon an alleged repudiation of an agreement to sell plaintiff shares of common stock of the Company. The Company and the other defendants denied the allegations. In March 1997, the Company's motion to dismiss this lawsuit was granted by the court. The case was closed on July 17, 1997. However on July 25, 1997, the plaintiff filed a Motion for Reconsideration requesting the court to re-open the case.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the Nasdaq National Market since February 14, 1997, under the symbol "ABTX."

     The following table sets forth the high and low prices for the Common Stock for each quarter in Fiscal 1996 and Fiscal 1997, until February 13, 1997, on the Nasdaq SmallCap Market and since February 14, 1997 on the Nasdaq National Market.

                                         High     Low
                                         -----   -----
Fiscal 1996
-----------

July 1, 1995 - September 30, 1995        $5.50   $2.56
October 1, 1995 - December 31, 1995      $3.75   $1.56
January 1, 1996 - March 31, 1996         $4.19   $1.94
April 1, 1996 - June 30, 1996            $5.06   $3.50

Fiscal 1997
-----------

July 1, 1996 - September 30, 1996        $4.13   $2.38
October 1, 1996 - December 31, 1996      $2.94   $1.97
January 1, 1997 - March 31, 1997         $3.51   $1.97
April 1, 1997 - June 30, 1997            $6.97   $2.25

Fiscal 1998
-----------

July 1, 1997 - September 26, 1997        $10.50  $6.03

     As of September 26, 1997, the closing price per share of Common Stock was $10.13.

     As of September 22, 1997, the Company had 315 record holders of its Common Stock. The Company reasonably believes that there are in excess of 4,000 beneficial holders of its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a specialized processor and distributor of forage (hay crops), turfgrass, corn, soybean and other seeds. The Company had limited sales until January 1, 1995, when it commenced an acquisition program (the "Acquisition Program") to acquire various seed companies. Therefore, a comparison of the Company's operations during the nine-month period ended June 30, 1995 ("Fiscal 1995") has been combined with the discussion of the fiscal years ended June 30, 1996 ("Fiscal 1996") and June 30, 1997 ("Fiscal 1997").

     The Company's business strategy is to acquire reputable, regionally based seed companies with proprietary products and established research, production, processing and distribution channels in their respective markets. Since January 1, 1995, the Company has grown significantly, primarily through acquisitions of regional seed companies. These acquisitions are more fully discussed in note 1 of Notes to Consolidated Financial Statements. The results of operations of the acquired companies are included in the Company's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. Information concerning the acquisitions completed by the Company with an effective date through June 30, 1997 is as follows:

                                                              Net sales included
                                                Employees       in consolidated
                               Effective       at June 30,   results for June 30,
                                                             -------------------
Name                              Date            1997         1997        1996
-------------------------   ----------------   -----------    ------      ------
                                                                (In thousands)
  Seed Resource, Inc.       January 1, 1995         20       $ 2,361     $ 2,590
  Scott Seed Company        March 1, 1995           27         7,949       7,191
  Hobart Seed Company       April 1, 1995           15         3,413       2,607
  Halsey Seed Company       July 1, 1995            41        10,123       8,038
  Clark Seeds, Inc.         October 1, 1995         24        10,267       4,953
  Arnold-Thomas Seed
   Service, Inc.            October 1, 1995          *           *           *
  Doug Conlee Seed Company  January 1, 1996          *           *           *
  Beachley-Hardy Seed       February 1, 1996         *           *           *
  W-L Research, Inc.        September 1, 1996       25        12,740         ---
  Germain's Inc.            September 1, 1996       32        12,080         ---
  E.F. Burlingham & Sons    April 1, 1997           41         5,705         ---
  The Sexauer Company       April 1, 1997           38         3,368         ---
  Olsen Fennell Seeds,
   Inc.                     June 1, 1997            27         2,203         ---

  *The operations of Arnold-Thomas Seed Services, Inc. have been combined with Clark Seeds, Inc., those of Beachly-Hardy Seed have been combined with Halsey Seed Company and those of Doug Conlee Seed Company have been combined with Seed Resource, Inc.

  In addition to the above acquisitions, the Company acquired certain assets of Sphar Seed Company effective July 1, 1996 to expand the operations of Scott Seed Company. The Company also created Seed Mart, Inc., a start-up seed operation in the upper Midwest section of the United States. Seed Mart began operations in the summer of 1995 but did not have significant sales until the spring of 1996. Net sales of Seed Mart were $1,537,667 and $866,133 in Fiscal 1997 and Fiscal 1996 and it has 12 employees at June 30, 1997. The Company's Mexico operation, which commenced in 1994, had net sales of $1,114,807 in Fiscal 1997 and $525,100 in Fiscal 1996. Included in the above sales numbers are intercompany sales aggregating $6,958,154 in Fiscal 1997 and $808,721 in Fiscal 1996.

  The acquisitions and other operations are included in the Company's consolidated financial statements beginning with each of their effective or start-up dates which significantly affects the meaningfulness of comparisons between periods.

  Effective June 30, 1995, the Company changed its fiscal year end from September 30, to June 30 since that date better reflects the natural business year of the Company's operations. Therefore, the results of operation for Fiscal 1997 and Fiscal 1996 reflects up to 12 months of operation, depending on the date of acquisition or start-up, whereas the Fiscal 1995 results of operation includes a maximum of nine months.

  The seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily indicative of results which may be expected for an entire year.

  The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

LIQUIDITY AND CAPITAL RESOURCES

  The following summarizes certain information concerning the Company's financial condition since June 30, 1995:

                                                   June 30,
                                         ---------------------------
                                          1997       1996      1995
                                         -------   --------   ------
                                                (In thousands)
Working capital                          $ 7,555   $ 6,461    $3,792
Property, plant, and equipment, net       17,864     7,916     2,092
Short-term debt                           24,203     5,089       564
Long-term debt, including
   amounts due within one year             3,724     1,622       271
Total stockholders' equity                44,988    14,022     6,333

  Changes in the above items are primarily due to the acquisitions completed by the Company, including changes in these items following the dates of acquisition due to growth and seasonality of the seed business and related financings. Information concerning increases (decreases) in certain operational assets and liabilities acquired in acquisitions and other changes is as follows:

                                Fiscal 1997            Fiscal 1996            Fiscal 1995
                            --------------------   --------------------   --------------------
                                                       (in thousands)

                            Acqui-       Other     Acqui-       Other      Acqui-      Other
                            sitions      Changes   sitions      Changes    sitions     Changes
                            --------------------   --------------------   --------------------
Accounts receivable         $11,796      ($1,823)  $1,949        $4,599    $1,088       $(168)
Inventories                  18,172       (1,898)   4,643           796     2,756        (990)
Property, plant
 and equipment                9,822        1,054    5,795           504     2,034         111
Accounts payable
 and accrued expenses        12,210       (4,948)   2,389         2,216     1,232        (435)

  To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital since September 30, 1994. During Fiscal 1997 the Company received cash proceeds of $9,443,827 from the exercise of existing options and warrants, including payments on notes receivable for warrants and options exercised. Subsequent to June 30, 1997, the Company received payments of $9,990,000 on notes receivable from the exercise of options and warrants during Fiscal 1997. In addition, the Company received gross proceeds of $10,000,000 from the private placement of its Series C Preferred Stock during Fiscal 1997. The Company paid commissions equal to 13% of the gross proceeds. During Fiscal 1996 the Company received cash proceeds of $3,438,630 from the exercise of existing options and warrants, including payments on notes receivable for warrants exercised. The Company also completed the private placement of 7,425 shares of its Series B Convertible Preferred Stock during Fiscal 1996, receiving $7,425,000 before commissions and expenses. In Fiscal 1995 the Company received cash proceeds of $3,760,631 from the exercise of existing warrants, including payments on notes receivable for warrants exercised. Equity transactions are more fully described in note 7 of Notes to Consolidated Financial Statements.

  In connection with two of the Company's acquisitions, the Company assumed revolving lines of credit. These facilities, both of which have been terminated, allowed borrowings up to $3,000,000 and $2,000,000. One facility had an outstanding balance of $1,943,420 at June 30, 1997, that has been repaid.

  At June 30, 1997, the Company had approximately $3.2 million outstanding under the short-term borrowing arrangement used to finance the acquisition of The Sexauer Company. This credit line was repaid and terminated subsequent to June 30, 1997.

  At June 30, 1997, the Company had a $22,000,000 line of credit with Bank of America (Nevada), $15,086,013 of which was outstanding. Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. At June 30, 1997, the Company also had a $4,000,000 term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997 the Company received a $5 million term loan from Bank of America that bears interest at the bank's reference rate plus 0.5 percent and is repayable over five years.

  In connection with the Company's acquisitions, the Company assumed long-term mortgage debt of $1,004,754 and incurred long-term seller financing of $1,250,000. The Company had approximately $3,724,000 in long-term debt outstanding at June 30, 1997. This long-term debt comprised mortgages, capital leases, covenants not to compete and deferred compensation.

  The Company believes it has adequate financial resources to close its pending acquisitions and to finance its ongoing operations after such acquisitions. However, the seed business is subject to wide seasonal fluctuations, as described below under "Seasonality of Business", which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales through the early summer. This also reflects industry practice that dictates a significant amount of sales of certain products are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather, which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. Furthermore, the Company expects that it will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program.

RESULTS OF OPERATION

  During Fiscal 1997, the Company had net sales of $65,904,058 as compared with $25,961,541 during Fiscal 1996 and $4,753,608 during Fiscal 1995. Fiscal 1997 revenues reflect the operations of fourteen acquisitions (plus Seed Mart and Mexico operations) for periods of one to twelve months. Fiscal 1996 revenues reflect the operation of eight acquisitions (plus Seed Mart and Mexico operations) for periods of five to twelve months. Fiscal 1995 revenues reflected operations of three acquisitions for three to six months (plus Mexico). Customer retention has been excellent in the operations acquired to date.

  Cost of sales, primarily seed cost, were $49,527,150, or 75.2% of net sales for Fiscal 1997, as compared to $19,235,670, or 74.1% of net sales for Fiscal 1996, and $3,397,860, or 71.5% of net sales in Fiscal 1995. The increase in the amount of cost of sales is due to the acquisitions as described above reflecting that (i) certain acquisitions have historically handled mostly lower margin public seed varieties while other acquisitions handle higher margin proprietary varieties; and (ii) the mix of products sold, in that turfgrass seed sales have historically commanded lower margins than forage seed sales. The Company's goal is to raise gross margins over the next several years as a result of industry consolidation, vertical integration and shifting the product lines from primarily public varieties (commodities) to proprietary (value-added) products.

  Operating expenses increased from $2,779,185 in Fiscal 1995 to $9,636,863 in Fiscal 1996 and to $17,971,813 in Fiscal 1997. However, operating expenses as a percent of net sales declined to 27% in Fiscal 1997 as compared to 37% in Fiscal 1996 and from 58% in Fiscal 1995. This ratio is expected to continue to decline as sales growth continues to exceed growth in expenses and operating synergies occur with integration of the acquired companies into cohesive units.

     The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in Fiscal 1997 compared to Fiscal 1996 and Fiscal 1995. These increases are primarily due to the seed operations of new acquisitions. Total employees, including corporate administrative employees, were 325 at June 30, 1997 compared to 161 at June 30, 1996 and 53 at June 30, 1995. At June 30, 1997, the Company had 27 warehouse/operating locations comprising approximately 870,000 square feet compared to fourteen warehousing/operating locations comprising approximately 460,000 square feet at June 30, 1996 and six locations of approximately 250,000 square feet at June 30, 1995. After acquisition, the Company has reduced expenses, as compared to historical operations prior to the effective date of some acquisitions as a result of operating efficiencies. For example, the Company has combined what were historically six separate operations into three operations. Growth in corporate personnel, as planned, has not been as great as revenue growth. There were eight corporate administrative personnel in June 1995, ten in June 1996 and thirteen in June 1997, even though net sales increased by 446% in Fiscal 1996 and 154% in Fiscal 1997. The major components of operating expenses are as follows:

                               Fiscal 1997     Fiscal 1996       Fiscal 1995
                               -----------     -----------       -----------
                                              (In thousands)
                                               ------------
Personnel costs                   $9,415           $4,939            $1,001
Occupancy expenses                 2,778            1,452               308
Vehicle and shipping               1,280              826               376
Outside services                     615              521               107
Travel                               810              402                35
Advertising and promotion            642              444                87

     In addition, the Company has expanded its infrastructure at an accelerated pace incurring an additional $188,000 of compensation expense during Fiscal 1997. Also in late Fiscal 1997, the Company reorganized operations along business units, rather than regional geographies, incurring additional expenses of approximately $108,000, which are non-recurring.

     Research and development expenditures were $1,170,703 in Fiscal 1997 as compared to $59,836 in Fiscal 1996 and $56,488 in Fiscal 1995. Expenditures were low in 1996 relative to net sales due to the dependence of the Company on licensing proprietary varieties. Research and development expenditures increased dramatically in Fiscal 1997 due to the Company's acquisition of W-L Research, Olsen Fennell and Burlingham. W-L Research's operations contain a sizable genetic research program in alfalfa and Burlingham has a significant research program for turfgrasses. As the Company transforms its forage and turfgrass seed business to proprietary products and increases gross margins, the Company expects research and development expenses to eventually be similar to other proprietary seed sectors.

     The Company's interest expenses increased to $1,691,084 in Fiscal 1997 as compared to $464,515 in Fiscal 1996 and $35,624 in Fiscal 1995. This is primarily due to increasing the Company's line of credit from $1,000,000 to $4,500,000 during Fiscal 1996 and to $22,000,000 in Fiscal 1997, plus additional borrowings to finance its growth. In addition, the Company recognized $390,000 of imputed interest expense in Fiscal 1997 to account for the period of time between the effective and closing dates of the Company's acquisitions.

     Net losses for the Company were $2,713,765 for Fiscal 1997 compared to $3,324,132 for Fiscal 1996 and $1,406,687 for Fiscal 1995. The losses were the result of the issues discussed above.

INFLATION

     Management does not believe that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact in the United States. The cost of seed products is largely effected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. However, there has been some upward movement in the cost of goods sold as a result of worldwide shortages of alternative crops such as corn and wheat. The costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of the Company's total operations. However, the Company remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

SEASONALITY OF BUSINESS

     The forage and turfgrass seed sectors have a seasonal revenue cycle, as do other seed sectors. Consequently, the Company's quarterly operating revenue and working capital needs vary widely, with the third fiscal quarter (January to March) currently having the highest, and the first fiscal quarter the lowest, revenue. Weather conditions and the economic outlook for alternative crops affect seed production yields, insect population and farmers' planting decisions, which may cause fluctuations in seed prices and annual revenues. Successful consolidation of the forage and turfgrass seed industry, under Company ownership, is expected to decrease the seasonality of operating revenue and working capital needs. The Company's acquisition of Burlingham and Olsen Fennell added a significant amount of turfgrass sales in the first and second fiscal quarters, primarily for overseeding golf courses, southern forage grasses, landscapes, and retail. The pending acquisition of Lofts would continue this trend.

QUARTERLY COMPARISONS

     The forage and turfgrass seed sectors each have a seasonal revenue cycle, as do other seed sectors. Consequently, the Company's quarterly operating revenue varies widely. In the forage sector, where the majority of the Company's revenue has been derived to date, the third fiscal quarter (ending March 31) has the highest revenue, the fourth fiscal quarter the next highest and the first fiscal quarter the lowest revenue. There is, however, a significant amount of turfgrass seed sales in the first and second fiscal quarters primarily for overseeding golf courses. Therefore, management believes that quarterly operating revenue will continue to fluctuate depending on the breakdown of the Company's revenue between the two sectors for any specific period of time.

     The results of operations of the Company's acquisitions are included in the Company's consolidated Financial Statements beginning with the effective date of the acquisition. The table below sets forth quarterly operating data of the Company for Fiscal 1996 and Fiscal 1997. This quarterly information is unaudited, but in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the period presented.

                              June 30,    March 31,    Dec. 31,    Sept. 30,
                                1997         1997        1996         1996
                              --------    ---------    --------    ---------
                                  (In thousands, except per share data)
Net Sales                      $24,740      $20,223     $13,288      $ 7,653
Cost of Sales                   18,521       14,831      10,562        5,613
                               -------      -------     -------      -------
    Gross Profit                 6,219        5,392       2,726        2,040
Operating Expenses               7,159        3,981       3,533        3,299
                               -------      -------     -------      -------
    Earnings (Loss)
     from Operations              (940)       1,411        (807)      (1,259)

Other Income
 (Expense)                        (585)        (126)       (372)         (36)
                               -------      -------     -------      -------
Net Earnings (Loss)            $(1,525)     $ 1,285     $(1,179)     $(1,295)
                               =======      =======     =======      =======
Net Earnings (Loss)
 per Share                     $  (.07)     $   .07     $  (.09)     $  (.14)
                               =======      =======     =======      =======
                              June 30,     March 31,   Dec. 31,    Sept. 30,
                                1996         1996        1995        1995
                              --------     --------    --------    ---------
                                  (In thousands, except per share data)
Net Sales                      $ 9,285      $ 9,744     $ 4,464      $ 2,469
Cost of Sales                    6,854        7,142       3,389        1,851
                               -------      -------     -------      -------
    Gross Profit                 2,431        2,602       1,075          618
Operating Expenses               3,635        2,661       1,944        1,397
                               -------      -------     -------      -------
    Earnings (Loss)
     from Operations            (1,204)         (59)       (869)        (779)

Other Income
 (Expense)                        (154)        (196)        (67)           4
                               -------      -------     -------      -------
Net Earnings (Loss)            $(1,358)     $  (255)    $  (936)     $  (775)
                               =======      =======     =======      =======
Net Earnings (Loss)
 per Share                     $  (.17)     $  (.03)    $  (.13)     $  (.11)
                               =======      =======     =======      =======

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and executive officers of the Company are as follows:

Name                                    Age   Positions
----                                    ---   ---------

Johnny R. Thomas                         56   President, Chief Executive Officer
                                              and Director

John C. Francis                          48   Vice President, Secretary and
                                              Director

Scott J. Loomis                          49   Vice President and Director

Kathleen L. Gillespie                    44   Vice President of Seed Operations
                                              and Acquisitions

Henry A. Ingalls                         51   Vice President, Treasurer and
                                              Chief Financial Officer

Byron D. Ford                            54   Vice President of Corporate
                                              Development & Strategic Planning

Kent Schulze                             53   Director (1)

James W. Hopkins                         62   Director (1)

------------------
(1)  Member of the Audit, Compensation and Stock Option Committees.

     Johnny R. Thomas has served as President of the Company since April 1, 1994, a director of the Company since September 30, 1993, and was also President and a director of the Company's predecessor from its inception in 1983 until June 30, 1992. He was President, Chairman of the Board and Chief Executive Officer of FiberChem, Inc. ("FCI") from its inception in December 1986 until March 31, 1994. Dr. Thomas received his Ph.D. degree in genetics/plant breeding from Oregon State University in 1966.

     John C. Francis has served as Vice President, Secretary and a director of the Company since April 1, 1994. He was the Chief Financial Officer of the Company from April 1994 until April 1996. He was Vice President, Secretary, Treasurer and a director of the Company's predecessor from 1983 to June 1992. Mr. Francis served as Vice President, Chief Financial Officer and a Director of FCI from its inception in December 1986 until March 31, 1994. Mr. Francis also served as a Director of FCI Environmental, Inc., a wholly-owned subsidiary of FCI ("FCI Environmental") from January 1990 until March 31, 1994 and served as Director of Marketing of FCI Environmental from September 1, 1993 to December 31, 1993.

     Scott J. Loomis has served as Vice President of the Company since April 1, 1994; was President, Secretary and a director of the Company from September 30, 1993 until March 31, 1994; and a director of the Company's predecessor from February 1988 and President from June 1992 until June 1994. He has served as Chairman of the Board of FCI since August 1995, served as FCI's President from April 1994 until August 1995 and has been a director of FCI since June 1989. He has been a director of FCI Environmental since January 1990. Mr. Loomis has been a licensed attorney in the State of Arizona since 1974.

     Kathleen L. Gillespie has served as Vice President of Seed Operations and Acquisitions of the Company since November 29, 1994. Ms. Gillespie has 20 years of seed experience at all levels of production, marketing, procurement, acquisitions, operations and management. From 1977 until joining the Company, Ms. Gillespie was employed by Agway, Inc. where, as Director of the Seed Division, sales increased from $20 million per year to $80 million prior to a divestiture. Ms. Gillespie was instrumental in Agway's acquiring four wholly-owned subsidiaries. She selected and introduced over 100 proprietary seed varieties and hybrids during the last 12 years.

     Henry A. Ingalls has served as Vice President, Treasurer and Chief Financial Officer of the Company since April 3, 1996. Mr. Ingalls worked for the accounting firm of KPMG Peat Marwick LLP between 1969 and April 1, 1996, and he was elected to the partnership in 1978. Mr. Ingalls has extensive experience in public company auditing and public offerings.

     Byron D. Ford has served as Vice President of Corporate Development & Strategic Planning of the Company since January 15, 1997. Prior thereto, from May 8, 1996 he served as a director of the Company. Mr. Ford was the Chairman of the Board and Chief Executive Officer of Walsh & Associates Ltd., a registered investment adviser, from August 1995 to December 1996. From 1990 to September 1994, Mr. Ford was the Vice President, Marketing & Operations of DEKALB Genetics Corp., where he was responsible for the North American seed business. Prior to that, Mr. Ford was a Senior Operating Executive and Marketing Vice President for EcoLab, Inc., an industrial services company, where he was responsible for the consumer packaged goods division.

     Kent Schulze has served as a director of the Company since May 8, 1996 and also as a consultant to the Company since June 1997. Mr. Schulze is the President and co-founder of Access Plant Technology, Inc., a technology transfer firm which he founded in April 1996 and of which he is President. From April 1990 to March 1996, Mr. Schulze was President and Chief Executive Officer of Northrup King Company, a seed developer and marketing subsidiary of Sandoz Corp., the world's second largest seed company. From 1986 to 1990, Mr. Schulze was President and Chief Operating Officer of DEKALB-Pfizer Genetics, where he was responsible for that company's worldwide seed operations.

     James W. Hopkins has served as a director of the Company since January 1997 and also as a consultant to the Company since June 1997. Since July 1996, he has served as a consultant to Agricultural Technology, an agricultural consulting firm. Prior thereto, from December 1993, he served as Vice President of Mycogen Corporation and General Manager of Mycogen Seeds. For Mycogen Corporation, Mr. Hopkins worked on strategic alliances, joint ventures, acquisitions and mergers and was responsible for all global seed activities. For Mycogen Seeds he was responsible for the consolidation of four autonomous operating companies. Between 1963 and 1992, Mr. Hopkins had a variety of responsibilities with four different seed companies. He has extensive experience in the summer annual forage crops.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. The Board of Directors has established Audit, Stock Option and Compensation Committees. The Audit Committee reviews the scope and results of the audit and other services performed by the Company's independent accountants. The Stock Option Committee is charged with the administration of the Company's grant of stock options (as described below), and the Compensation Committee sets compensation to be paid to the executive officers. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

SEED ADVISORY COMMITTEE

     The Company has established a Seed Advisory Committee (the "SAC") consisting of seed industry experts with a wide variety of experience. Fred

Clark, the Company's Manager of International and Domestic Relations and past President of the American Seed Trade Foundation and founder of Clark Seeds, Inc., an ABT subsidiary, is serving as the Chairman of the SAC. The SAC will be used as a general resource for the Company's management team. The SAC currently consists of six members including Mr. Clark.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended June 30, 1997, except that Messrs. Thomas, Francis and Loomis each filed one late report concerning one transaction each.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended June 30, 1997 ("Fiscal 1997"), the fiscal year ended June 30, 1996 ("Fiscal 1996") and the nine-month period ended June 30, 1995 ("Fiscal 1995") by those persons who served as Chief Executive Officer and any Named Executive Officers who received compensation in excess of $100,000 during such years.

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                    ---------------
NAME AND                          ANNUAL COMPENSATION                                  SHARES
PRINCIPAL                      -------------------------        OTHER ANNUAL         UNDERLYING
POSITION                YEAR     SALARY($)      BONUS($)    COMPENSATION($)(1)       OPTIONS(#)
---------               ----   --------------   --------    ------------------     ---------------
Johnny R. Thomas,       1997       $84,000          -0-          $131,906(2)                -0-
 President and CEO      1996       $84,000          -0-               -0-             1,000,000(2)
                        1995       $63,000          -0-               -0-                   -0-

Henry A. Ingalls,       1997      $150,000      $30,000          $ 26,250(2)                -0-
 Vice President,        1996      $ 37,500(3)   $ 7,500          $  5,000             1,250,000
 CFO, and               1995           -0-          -0-               -0-                   -0-
 Treasurer


Scott J. Loomis,        1997       $84,000          -0-          $165,000(2)                -0-
 Vice President         1996       $84,000          -0-               -0-             1,000,000
                        1995       $63,000          -0-               -0-                   -0-

John C Francis,         1997       $84,000          -0-          $107,813(2)                -0-
 Vice President         1996       $84,000          -0-               -0-             1,000,000
                        1995       $63,000          -0-               -0-                   -0-

Kathleen L.             1997       $84,000          -0-          $200,000(4)                -0-
 Gillespie, Vice        1996       $84,000          -0-               -0-             1,250,000
 President              1995       $49,000(5)       -0-               -0-                   -0-

(1) The above compensation figures do not include the cost to the Company of benefits, including premiums for life and health insurance and any other personal benefits provided by the Company to such persons in connection with the Company's business, which were in any event below reportable thresholds.

(2) Includes the difference between the exercise price and the fair market value of options (the "spread") on the date of exercise of in-the-money options, but excludes the spread for options not in-the-money when exercised.

(3) Mr. Ingalls became Vice President, Chief Financial Officer, and Treasurer of the Company on April 3, 1996.

(4) Represents the sale of 200,000 options by Ms. Gillespie at $1.00 per option.

(5) Ms. Gillespie became Vice President of Seed Operations and Acquisitions on November 25, 1995.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the executive officers named in the Summary Compensation Table during the year ended June 30, 1997.

                                                                               Value of
                                                            Number of        Unexercised
                                                           Unexercised       In-The-Money
                              Shares                     options at FY-       Options at
                            Acquired on      Value            End(#)          FY-end($)
                             Exercise      Realized       Exercisable/       Exercisable/
Name                           (#)           ($)          Unexercisable      Unexercisable
----                       ------------   -----------   ------------------   -------------
Johnny R. Thomas              1,000,000   $131,906(1)               -0-                -0-
Henry A. Ingalls                 25,000   $  6,250          1,225,000/0(2)    $5,901,438/0
Scott J. Loomis               1,000,000   $165,000(1)               -0-                -0-
John C. Francis               1,000,000   $107,813(1)               -0-                -0-
Kathleen L. Gillespie               -0-   $200,000(3)          900,000/       $ 4,443,750/
                                                                150,000(4)         740,625

(1) Includes the difference between the exercise price and the fair market value of options (the "spread") on the date of exercise of in-the-money options, but excludes the spread for options not in-the-money when exercised.

(2)  Of these options, 725,000 are currently exercisable only for cash.

(3) Represents the sale of 200,000 options by Ms. Gillespie at $1.00 per option.

(4)  Of these options, 450,000 are currently exercisable only for cash.

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

EMPLOYMENT AGREEMENTS

     On February 1, 1994, Scott Loomis entered into an employment agreement with the Company and became Vice President on April 1, 1994. Mr. Loomis was compensated at the rate of $7,000 per month until July 1, 1997 when he agreed to reduce his salary to $55,000 per year. The employment agreement is terminable by the Company without cause on ten days' prior notice. During the term of his agreement, and for a period of two years following termination of employment, Mr. Loomis will be prohibited from engaging in activities which are competitive with those of the Company and its affiliated corporations within the United States and from disclosing confidential information of the Company. See Item
12. "Certain Relationships and Related Transactions."

     On March 10, 1994, the Company entered into an employment agreement with Johnny Thomas, commencing on April 1, 1994. The agreement contains substantially the same terms as Mr. Loomis' above-described agreement. On July 1, 1997, Dr.

Thomas agreed to reduce his salary to $60,000 per year.

     As of April 1, 1994, the Company entered into an employment agreement with John C. Francis. The agreement contains substantially the same terms as Mr. Loomis' above-described agreement. On July 1, 1997, Mr. Francis agreed to reduce his salary to $48,000 per year.

     On November 29, 1994, the Company entered into an employment agreement, as amended, with Kathleen L. Gillespie. The Agreement contains substantially the same terms as Mr. Loomis' above described agreement. Ms. Gillespie received options to purchase 1,250,000 shares of Common Stock, exercisable at $2.00 per share, which vest over six years, except that all such options are immediately exercisable for cash. See "Stock Options" below.

     On February 13, 1996, the Company entered into an employment agreement with Henry A. Ingalls. The agreement's term runs from April 3, 1996 for four years. Mr. Ingalls' aggregate compensation begins at $170,000 per annum plus a minimum bonus of $30,000 per year. The compensation is subject to annual escalations at the greater of 5% or the general inflation rate. The Agreement contains a covenant by Mr. Ingalls not to compete against the Company during the term and for a two-year period thereafter. Upon termination without cause, Mr. Ingalls would be entitled to two years' compensation. After a change of control of the Company, in certain circumstances, Mr. Ingalls would be entitled to three years' compensation. Mr. Ingalls also received options to purchase up to 1,250,000 shares of Common Stock, exercisable at $2.12 per share vesting over five years, but immediately exercisable for cash. See "Stock Options" below.

     On December 9, 1996, Byron D. Ford entered into an employment agreement with the Company and became Vice President, Corporate Development and Strategic Planning on January 15, 1997. The term of the agreement is for at least four years through June 2001. It may, however, terminate sooner upon a change of control (as defined). Mr. Ford was compensated at the rate of $90,000 per annum through June 30, 1997. He is currently receiving $170,000 per year through June 30, 2001 subject to annual adjustments beginning July 1, 1998; an additional $30,000 in either bonus or perquisites aggregating $30,000 per year, plus such additional bonuses as may be determined by the Board of Directors. Upon a change of control of the Company, under certain circumstances, Mr. Ford would be entitled to up to two years' compensation plus accelerated vesting of his stock options which would become vested on the next anniversary date of his employment. Mr. Ford received options to purchase up to 250,000 shares of Common Stock, vesting through June 30, 2001. The first 125,000 options are exercisable at $2.25 per share and the remaining 125,000 options are exercisable at $3.50 per share all until June 30, 2002 upon becoming vested. The Agreement contains a covenant by Mr. Ford not to compete with the Company while employed by the Company and for a two-year period following termination.


CONSULTING AGREEMENTS

     On June 17, 1997 the Company retained Kent Schulze and James W. Hopkins, directors of the Company (the "Consultants"), pursuant to separate consulting agreements for terms commencing July 1, 1997 and continuing through June 30, 1998 (the "Consulting Agreements"). The Company entered into the Consulting Agreements to capitalize on the Consultants' knowledge and expertise in the seed business and to ensure that the Consultants will not compete with ABT. The Consulting Agreements provide that the Consultants shall provide up to 25 days of consulting services on specific projects, as requested by the Company's CEO/President, provided that the projects do not conflict with other seed business obligations of the Consultants. The Consultants may also propose ideas or concepts to the Company. The Company shall have exclusive control over deciding whether to proceed with any proposal. In compensation for their services, the Consultants received a retainer of options to purchase 5,000 shares of Common Stock at $5.50 per share through June 30, 1999, and shall receive $750 per day of actual consulting services, plus pre-approved expenses.

     On July 17, 1997, the Company entered into a one-year consulting agreement with Tom Rice. Dr. Rice is providing the Company with biotechnology consulting services on specific projects as requested by the Company and may offer ideas or concepts to the Company. He is being compensated at the rate of $1,200 per day.

STOCK BONUS PLAN

     The Company adopted an Employee Stock Bonus Plan (the "Bonus Plan") effective May 24, 1994 providing for the issuance of up to 40,000 shares of Common Stock per year to any employee, consultant, officer or director, up to an aggregate of 400,000 shares for the entire Bonus Plan. Pursuant to the Bonus Plan, employees of the Company are eligible to receive a stock bonus at the discretion of the managing committee based on length of service and contribution or potential value to the Company. As of the date hereof, no bonus shares have been issued to employees of the Company.


STOCK OPTIONS

     The Company has established the AgriBioTech, Inc. 1994 Employee Stock Option Plan (the "Plan"). The Plan is intended to provide the employees, directors, independent contractors and consultants of the Company with an added incentive to continue their services to the Company and to induce them to exert their maximum efforts toward the Company's success. The Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 1,600,000 shares of Common Stock, but no more than 300,000 options may be granted to any one person in any two-year period. The Plan is currently administered by the Stock Option Committee of the Board of Directors. The Committee determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price.

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

     At June 30, 1997, an aggregate of 1,123,600 options were outstanding under the Plan, at prices ranging from

$2.00 to $6.94, including 300,000 options to Kathleen L. Gillespie, a Vice President of the Company, and 25,000 to each of the two independent directors of the Company. An aggregate of 476,400 shares of Common Stock are issuable upon exercise of options available for future grants under the Plan.

     In addition, the Company has granted options outside of the Plan to purchase 6,050,000 shares of Common Stock, of which 3,225,000 options have been exercised. See Item 12. "Certain Relationships and Related Transactions" for information concerning the grant and exercise of 1,000,000 options to each of Messrs. Thomas, Francis and Loomis. As of September 19, 1997, officers and employees of the Company held options to purchase an aggregate of 2,825,000 shares of Common Stock outside of the Plan, exercisable for up to ten years ending in 2006, at prices ranging from $2.00 to $5.00 per share. Ms. Gillespie held ten-year options outside of the Plan to purchase up to an aggregate of 750,000 shares of Common Stock outside of the Plan at $2.00 per share; Mr. Ingalls held ten-year options to purchase up to 1,225,000 shares of Common Stock at $2.12 per share; and Mr. Ford held five-year options outside of the Plan to purchase up to 125,000 shares of Common Stock at $2.25 per share and 125,000 shares of Common Stock at $3.50 per share. Such options vest over three to six-year periods, and Ms. Gillespie's and Mr. Ingalls' options are immediately exercisable for cash.


RETIREMENT PLAN

     The Company has a defined contribution plan the "401(k) Plan" which covers all employees. Eligible employees may contribute up to 30 percent of their annual compensation, not to exceed the statutory maximum. The Company may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in the Company's contributions for each year of service after the first year. The Company made no contributions to the 401(k) Plan in 1997, 1996 or 1995.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     On May 8, 1996, a Compensation Committee consisting of Mr. Schulze and Mr. Ford (replaced by James W. Hopkins in January 1997) was appointed and took over the responsibility of setting executive compensation. There are no compensation committee (or Board of directors) interlock relationships with respect to the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth information as of September 19, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors as a group.

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF        PERCENTAGE OF COMMON
 BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)      STOCK OWNED
-------------------               ------------------------      -----------
Johnny R. Thomas(2)                    2,379,602 (3)               9.3%
John C. Francis (2)                    1,379,235 (4)               5.4%
Henry A. Ingalls (2)                   1,302,378 (5)               4.9%
Scott J. Loomis                        1,421,353 (6)               5.6%
5840 N. Genematas
Tucson, AZ  85704
Kathleen L. Gillespie (2)                900,000 (7)              3.4%
Kent Schulze                              25,000 (8)               *
2621 Irving Avenue, South
Minneapolis, MN  55408
James W. Hopkins                          15,000 (9)               *
P.O. Box 607
Arnolds Park, Iowa  51331
All executive officers and             7,502,568(10)             26.6%
 directors as a group (8
 persons)

----------------------------
*Represents less than 1%.

(1) Includes all securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. The percentage ownership is determined based on 25,282,222 shares outstanding as of September 19, 1997.

(2) This person's address is c/o the Company, 2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120.

(3) Includes 354,006 shares issuable upon exercise of currently exercisable Class C Warrants.

(4) Includes 364,420 shares issuable upon exercise of currently exercisable Class C Warrants.

(5) Includes 1,225,000 shares issuable upon exercise of currently exercisable options (725,000 for cash only), 6,500 shares and 6,500 currently exercisable Class C Warrants held by Mr. Ingalls' minor child for which Mr. Ingalls disclaims beneficial ownership and 19,689 currently exercisable Class C Warrants.

(6) Includes 281,020 shares issuable upon exercise of currently exercisable Class C Warrants.

(7) Includes 900,000 shares issuable upon exercise of currently exercisable options (450,000 for cash only). Excludes 150,000 shares underlying options not currently exercisable.

(8) Includes 25,000 shares issuable upon exercise of currently exercisable options.

(9) Includes 15,000 shares issuable upon exercise of currently exercisable options, but excludes 10,000 shares underlying options not currently exercisable.

(10) Includes the shares underlying warrants and options included for Messrs. Thomas, Francis, Ingalls, Loomis, Ford, Schulze, and Hopkins and Ms. Gillespie, respectively, in notes (3)-(9) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 17, 1992, FiberChem, Inc. ("FCI") signed an agreement to sell all of the capital stock of AgriBioTech, Inc., a Nevada corporation ("AgriBioTech"), in four equal amounts to Johnny R. Thomas, then FCI's President, as well as AgriBioTech's Vice President; John C. Francis, then FCI's Vice President and now the Company's Vice President and Secretary; Scott J. Loomis, then a Director of FCI, as well as AgriBioTech's President; and Reesor G. Woodling, then a Director of AgriBioTech (the "Purchasers"). The net purchase price of $425,559 was payable in four equal installments of principal plus interest at a rate of 8% per annum, commencing July 1, 1993 and annually thereafter until paid in full. On July 1, 1992, the Purchasers and AgriBioTech entered into an agreement whereby AgriBioTech agreed to assume the Purchasers' obligation to FCI with respect to the note payable. However, the Purchasers remained primarily liable for this debt until it was fully paid in July 1996. During Fiscal 1995, 1996 and 1997, the Company paid FCI $106,390 plus interest in each year.

     In connection with the Company's December 1993 Private Placement, as of March 31, 1994, Dr. Thomas and Messrs. Loomis, Francis and Woodling, as standby purchasers, irrevocably subscribed for 106,509, 106,509, 107,760 and 107,759 units of securities, respectively, in exchange for negotiable promissory notes in the amounts of $213,018, $213,018, $215,520 and $215,518, respectively, all of which notes were paid for with cash during Fiscal 1995.

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

     In May, 1997, Dr. Thomas and Mr. Francis exercised 200,000 and
100,000 Class C Warrants, respectively, at an exercise price of $7.50 per share. They each gave a promissory note to the Company for the exercise price of $1,500,000 and $750,000, respectively. The notes were paid by Dr. Thomas and Mr. Francis subsequent to the end of Fiscal 1997.

     In March 1996, Dr. Thomas, and Messrs. Francis and Loomis, officers of the Company, were each granted options outside of the Plan to each purchase 1,000,000 shares of Common Stock at $3.00 per share. In May 1997, the unexercised 2,680,000 options were exercised by these officers signing promissory notes to the Company for an aggregate of $8,040,000. Payments on these notes amounted to $1,800,000 received by the Company through June 30, 1997 and the balance was paid subsequent to June 30, 1997.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit No.  Description
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

  3.4        Agreement and Plan of Merger.(2)

  3.5        Certificate of Designation and Preferences of Series B

             Convertible Preferred Stock of the Registrant. (11)

  3.6 Certificate of Designation and Preferences of Series C Convertible Preferred Stock of the Registrant. (13)

* 3.7        Certificate of Amendment of Articles of Incorporation.

  4.1        Form of Class C Warrant Certificate. (1)

  10.1 Employment Agreement between Registrant and Scott J. Loomis dated February 1, 1994. (2)

  10.2 Employment Agreement between Registrant and Johnny R. Thomas dated March 10, 1994. (2)

  10.3 Employment Agreement between Registrant and John C. Francis dated March 24, 1994. (2)

  10.4       1994 Stock Option Plan, as amended. (2)

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

  10.10 Employment Agreement dated November 29, 1994 by and between Kathleen L. Gillespie and the Registrant. (7)

  10.11 Asset Purchase Agreement, dated September 20, 1995, by and among the Registrant, Halsey Seed Company ("Halsey") and Halsey Farms, Inc. (7)

  10.12 Amendment, dated December 20, 1995, to Employment Agreement between the Company and Kathleen Gillespie. (18)

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

__________
*Filed with this Report
                                     -36-

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

  10.19 Stock Option Agreement dated as of March 11, 1996 between Registrant and Johnny R. Thomas. (12)

  10.20 Stock Option Agreement dated as of March 11, 1996 between Registrant and John C. Francis. (12)

  10.21 Stock Option Agreement dated as of March 11, 1996 between Registrant and Scott J. Loomis. (12)

  10.22 Form of Subscription Agreement for the Series B Convertible Preferred Stock of the Registrant. (10)

  10.23 Asset Purchase Agreement, dated May 2, 1996, by and among the Registrant, Halsey and RSI (Beachley-Hardy division). (11)

  10.24 Form of Subscription Agreement for the Series C Convertible Preferred Stock of the Registrant. (13)

  10.25 Business Loan Agreement, dated as of October 4, 1996, among the Registrant, certain of its subsidiaries and Bank of America (Nevada).(19)

  10.26 Purchase Agreement dated October 30, 1996, by and among the Registrant, certain subsidiaries of the Registrant, Berisford Holdings, Inc., Germain's, Inc. and W-L Research, Inc.(14)

 *10.27 Employment Agreement Dated December 9, 1996, between Byron D. Ford and the Registrant.

  10.28 Stock Purchase Agreement dated May 15, 1997, by and among the Registrant, E.F. Burlingham & Sons, G.W. Burlingham's, Inc., Greg McCarthy and Poug Pope.(15)

  10.29 Asset Purchase Agreement dated June 18, 1997 by and among the Registrant, The Sexauer Company, Sexauer Acquisition Company, and Northern Plains Seed Company.(16)

  10.30 Stock Purchase Agreement dated August 22, 1997 by and among the Registrant, Olsen Fennell Seeds, Inc., Greg S. Fennell and James E. Olsen.(17)

 *10.31 Consulting Agreement dated June 17, 1997, between Kent Schulze and the Registrant.

  10.32 Consulting Agreement dated June 17, 1997, between James W. Hopkins and the Registrant.(20)

 *21.1       Subsidiaries of the Registrant.

 *23.1       Consent of KPMG Peat Marwick LLP.

 *27.1       Financial Data Schedule.
___________________
 *  Filed with this Report

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

(12) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed June 28, 1996 (No. 333-07123).

(13) Incorporated by reference from the Registrant's Current Report on Form 8-K for September 13, 1996.

(14) Incorporated by reference from the Registrant's Current Report on Form 8-K for October 30, 1996.

(15) Incorporated by reference from the Registrant's Current Report on form 8-K for May 15, 1997.

(16) Incorporated by reference from the Registrant's Current Report on form 8-K for June 18, 1997.

(17) Incorporated by reference from the Registrant's Current Report on form 8-K for August 22, 1997.

(18) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

(19) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1996.

(20) Identical to the Consulting Agreement between Kent Schulze and the Registrant.

 (b) Reports on Form 8-K:

 (i) A Current Report on Form 8-K was filed on or about May 30, 1997 with respect to an event on Item 2 occurring May 15, 1997, the acquisition of E.F. Burlingham & Sons, and Item 7, as amended, setting forth the financial statements of the business acquired and the pro forma financial information of the Company.

(ii) A Current Report on Form 8-K was filed on or about July 1, 1997, with respect to an event on Item 5 occurring June 18, 1997, the acquisition of The Sexauer Company.

FINANCIAL STATEMENTS OF AGRIBIOTECH, INC.
-----------------------------------------
Independent Auditors' Report..........................   F-2

Consolidated Balance Sheets as of
 June 30, 1997 and 1996...............................   F-3

Consolidated Statements of Operations for
 the years ended June 30, 1997 and 1996
 and the nine-month period ended June 30, 1995........   F-5

Consolidated Statements of Changes in Stockholders'
 Equity for the years ended June 30, 1997 and 1996
 and the nine-month period ended June 30, 1995........   F-6

Consolidated Statements of Cash Flows for the
  years ended June 30, 1997 and 1996
  and the nine-month period ended June 30, 1995.......   F-7

Notes to Consolidated Financial Statements - June 30,
 1997, 1996 and 1995 .................................   F-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




The Board of Directors and Stockholders
AgriBioTech, Inc.:


We have audited the accompanying consolidated balance sheets of AgriBioTech, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1997 and 1996 and the nine-month period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgriBioTech, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1996 and the nine-month period ended June 30, 1995 in conformity with generally accepted accounting principles.



                                  KPMG Peat Marwick LLP


Albuquerque, New Mexico
September 26, 1997

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  ASSETS

                                                                                            June 30,             June 30,
                                                                                              1997                 1996
                                                                                       -------------------  -------------------
Current assets:

   Cash and cash equivalents                                                                 $ 2,553,634            2,522,309
   Accounts receivable, less allowance for doubtful accounts
      of $729,352 at June 30, 1997 and $104,773 at June 30, 1996                              17,474,887            7,501,725
   Inventories                                                                                23,328,961            7,257,795
   Notes receivable from sale of common stock                                                  9,990,000                    -
   Other                                                                                         646,508              285,811
                                                                                             -----------           ----------
             Total current assets                                                             53,993,990           17,567,640

Property, plant and equipment, net                                                            17,864,052            7,916,145

Intangible assets, net of accumulated amortization                                            22,544,539              437,541

Investment in associated entity                                                                  567,235                    -

Other assets                                                                                     143,209              262,462
                                                                                             -----------           ----------
             Total assets                                                                    $95,113,025           26,183,788
                                                                                             ===========           ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         June 30,             June 30,
                                                                                           1997                 1996
                                                                                       ------------           ----------
Current liabilities:
   Short-term debt                                                                     $ 24,203,431            5,088,984
   Current installments of long-term obligations                                          1,056,770              567,353
   Accounts payable                                                                      10,601,813            4,406,588
   Accrued liabilities                                                                    3,277,051            1,043,746
   Amount due in connection with acquisition                                              7,300,000                    -
                                                                                       ------------           ----------
             Total current liabilities                                                   46,439,065           11,106,671

Long-term obligations, excluding current installments                                     2,667,609            1,054,621

Deferred income taxes                                                                     1,018,369                    -
                                                                                       ------------           ----------
             Total liabilities                                                           50,125,043           12,161,292
                                                                                       ------------           ----------
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 10,000,000 shares;
      issued and outstanding 1,100 shares at June 30, 1997
      (aggregate liquidation preference of $1,221,666) and 6,530 shares
      at June 30, 1996 (aggregate liquidation preference of $6,667,002)                           1                    7
   Common stock, $.001 par value; authorized 50,000,000
      shares; issued and outstanding 23,743,385 shares at
      June 30, 1997 and 8,543,757 shares at June 30, 1996                                    23,743                8,544
   Capital in excess of par value                                                        49,439,319           23,752,051
   Common stock to be issued in acquisition                                               7,950,000                    -
   Accumulated (deficit)                                                                (12,425,081)          (9,711,316)
                                                                                       ------------           ----------
                                                                                         44,987,982           14,049,286
   Deferred compensation                                                                          -              (26,790)
                                                                                       ------------           ----------
             Total stockholders' equity                                                  44,987,982           14,022,496
                                                                                       ------------           ----------
Commitments, contingency and subsequent events (notes 1, 6, 7 and 8)

             Total liabilities and stockholders' equity                                $ 95,113,025           26,183,788
                                                                                       ============           ==========

See accompanying notes to consolidated financial statements.

                              AGRIBIOTECH, INC. AND SUBSIDIARIES

                              Consolidated Statements of Operations

                                                                       Nine-month
                                         Year ended    Year ended     period ended
                                           June 30,     June 30,       June 30,
                                            1997          1996           1995
                                        -----------    ----------     ------------
Net sales                               $65,904,058    25,961,541        4,753,608
Cost of sales                            49,527,150    19,235,670        3,397,860
                                        -----------    ----------     ------------
          Gross profit                   16,376,908     6,725,871        1,355,748
Operating expenses                       17,971,813     9,636,863        2,779,185
                                        -----------    ----------     ------------
          (Loss) from operations         (1,594,905)   (2,910,992)      (1,423,437)
                                        -----------    ----------     ------------

Other income (expense):
    Interest expense                     (1,691,084)     (464,515)         (35,624)
    Interest income                         344,417        87,255           21,861
    Other                                   227,807        35,880)          30,513
                                        -----------    ----------     ------------
          Total other income (expense)   (1,118,860)     (413,140)          16,750
                                        -----------    ----------     ------------
          Net (loss)                    $(2,713,765)   (3,324,132)      (1,406,687)
                                        ===========    ==========     ============
Shares of common stock used in
  computing  (loss) per share            15,549,184     7,458,594        5,484,527
                                        ===========    ==========     ============

          Net (loss) per share          $     (0.17)        (0.45)           (0.26)
                                        ===========    ==========     ============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity

                                                          Preferred stock                Common stock        Capital in
                                                      -----------------------       ----------------------    excess of
                                                        Shares       Amount         Shares         Amount    par value
                                                      -----------------------       ----------------------   -----------
Balance at September 30, 1994                                -     $     -            4,240,000     $ 4,240    6,150,765

Common stock issued for:
     Exercise of warrants                                    -           -            2,638,000       2,638    6,911,362
     Services                                                -           -              267,200         267      559,733
Reduction of notes for:
     Cash                                                    -           -                    -           -            -
     Services                                                -           -                    -           -            -
     Acquisitions                                            -           -                    -           -            -
     Notes receivable paid subsequent to year end            -           -                    -           -            -
Increase in repayment amount of notes receivable             -           -                    -           -      120,467
Deferred compensation earned                                 -           -                    -           -            -
Net (loss)                                                   -           -                    -           -            -
                                                       -------        ----           ----------     -------   ----------
Balance at June 30, 1995                                     -           -            7,145,200       7,145   13,742,327

Issuance of preferred stock for cash                     7,425           8                    -           -    7,424,992
Common stock issued for:
     Services                                                -           -               10,000          10       31,490
     Exercise of warrants                                    -           -              546,000         546    1,967,254
     Acquisitions                                            -           -              162,343         163      608,624
     Conversion of preferred stock                        (895)         (1)             280,214         280         (279)
     Exercise of options                                     -           -              250,000         250      624,750
     Cancellation of options                                 -           -              150,000         150         (150)

Reduction of notes for:
     Services                                                -           -                    -           -            -
     Cash                                                    -           -                    -           -            -
     Acquisitions                                            -           -                    -           -     (343,777)
Increase in repayment amount of notes receivable             -           -                    -           -      155,736
Restructuring of employee stock options                      -           -                    -           -      220,000
Options issued for services                                  -           -                    -           -      185,616
Expenses of stock issuances                                  -           -                    -           -     (864,532)
Deferred compensation earned                                 -           -                    -           -            -
Net (loss)                                                   -           -                    -           -            -
                                                       -------        ----           ----------     -------   ----------
Balance at June 30, 1996                                 6,530           7            8,543,757       8,544   23,752,051

Issuance of preferred stock for cash                    10,000          10                    -           -    9,999,990
Common stock issued for:
     Services                                                -           -               15,000          15       45,885
     Exercise of options                                     -           -            5,076,000       5,076   12,753,791
     Exercise of warrants                                    -           -            2,116,000       2,116    6,672,844
     Preferred stock converted and redeemed            (15,430)        (16)           7,094,226       7,094   (2,714,349)
     Cancellation of options                                 -           -              750,000         750         (750)
     Retirement of debt                                      -           -              148,402         148      319,852
Reduction of notes for:
     Cash                                                    -           -                    -           -            -
     Notes receivable paid subsequent to year end            -           -                    -           -            -
Common stock to be issued in acquisition                     -           -                    -           -            -
Expenses of stock issuances                                  -           -                    -           -   (1,389,995)
Reduction in deferred compensation                           -           -                    -           -            -
Net (loss)                                                   -           -                    -           -            -
                                                       -------        ----           ----------     -------   ----------
Balance at June 30, 1997                                 1,100        $  1           23,743,385     $23,743   49,439,319
                                                       =======        =====          ==========     =======   ==========

                                                      Common stock                                        Notes
                                                      to be issued      Accumulated      Deferred     receivable from
                                                      in acquisition     (deficit)     compensation    sale of stock     Total
                                                      --------------    ------------   ------------   ----------------- ---------
Balance at September 30, 1994                                  -          (4,980,497)          -         (670,511)         503,997

Common stock issued for:
     Exercise of warrants                                      -                   -           -       (4,914,000)       2,000,000
     Services                                                  -                   -    (560,000)               -                -
Reduction of notes for:
     Cash                                                      -                   -           -        1,760,631        1,760,631
     Services                                                  -                   -           -          196,167          196,167
     Acquisitions                                              -                   -           -        1,644,000        1,644,000
     Notes receivable paid subsequent to year end              -                   -           -        1,433,167        1,433,167
Increase in repayment amount of notes receivable               -                   -           -         (120,467)               -
Deferred compensation earned                                   -                   -     201,360                -          201,360
Net (loss)                                                     -          (1,406,687)          -                -       (1,406,687)
                                                       ---------         -----------    --------      -----------       ----------
Balance at June 30, 1995                                       -          (6,387,184)   (358,640)        (671,013)       6,332,635

Issuance of preferred stock for cash                           -                   -           -                -        7,425,000
Common stock issued for:
     Services                                                  -                   -           -                -           31,500
     Exercise of warrants                                      -                   -           -       (1,297,800)         670,000
     Acquisitions                                              -                   -           -                -          608,787
     Conversion of preferred stock                             -                   -           -                -                -
     Exercise of options                                       -                   -           -                -          625,000
     Cancellation of options                                   -                   -           -                -                -
Reduction of notes for:
     Services                                                  -                   -           -           40,499           40,499
     Cash                                                      -                   -           -          580,603          580,603
     Acquisitions                                              -                   -           -        1,503,447        1,159,670
Increase in repayment amount of notes receivable               -                   -           -         (155,736)               -
Restructuring of employee stock options                        -                   -     260,000                -          480,000
Options issued for services                                    -                   -           -                -          185,616
Expenses of stock issuances                                    -                   -           -                -         (864,532)
Deferred compensation earned                                   -                   -      71,850                -           71,850
Net (loss)                                                     -          (3,324,132)          -                -       (3,324,132)
                                                       ---------         -----------    --------      -----------       ----------
Balance at June 30, 1996                                       -          (9,711,316)    (26,790)               -       14,022,496

Issuance of preferred stock for cash                                               -           -                -       10,000,000
Common stock issued for:
     Services                                                  -                   -           -                -           45,900
     Exercise of options                                       -                   -           -       (8,040,000)       4,718,867
     Exercise of warrants                                      -                   -           -       (3,750,000)       2,924,960
     Preferred stock converted and redeemed                    -                   -           -                -       (2,707,271)
     Cancellation of options                                   -                   -           -                -                -
     Retirement of debt                                        -                   -           -                -          320,000
Reduction of notes for:
     Cash                                                      -                   -           -        1,800,000        1,800,000
     Notes receivable paid subsequent to year end              -                   -           -        9,990,000        9,990,000
Common stock to be issued in acquisition               7,950,000                   -           -                -        7,950,000
Expenses of stock issuances                                    -                   -           -                -       (1,389,995)
Reduction in deferred compensation                             -                   -      26,790                -           26,790
Net (loss)                                                     -          (2,713,765)          -                -       (2,713,765)
                                                       ---------         -----------    --------      -----------       ----------
Balance at June 30, 1997                               7,950,000         (12,425,081)          -                -       44,987,982
                                                       =========         ===========    ========      ===========       ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                                     Nine-month
                                                                   Year ended               Year ended              period ended
                                                                     June 30,                 June 30,                June 30,
                                                                      1997                     1996                     1995
                                                                   -----------              -----------             ------------

Cash flows from operating activities:
        Net (loss)                                                $  (2,713,765)             (3,324,132)               (1,406,687)
        Adjustments to reconcile net (loss) to net cash
            flows from operating activities:
                Amortization                                            253,985                 103,740                    68,154
                Depreciation                                            902,326                 475,218                    70,760
                Equity in earnings of associated entity                (233,690)                     -                         -
                Common stock for services                                72,690                 143,849                   397,527
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                           1,822,905              (4,599,458)                  168,331
                        Inventories                                   1,898,354                (796,105)                  990,006
                        Other assets                                    418,751                  92,862                   (49,123)
                        Payables                                     (4,596,592)              1,446,661                  (486,259)
                        Accrued liabilities                            (351,890)                768,930                    51,678
                                                                    -----------            ------------               -----------
                   Net cash flows from operating activities          (2,526,926)             (5,688,435)                 (195,613)
                                                                    -----------            ------------               -----------
Cash flows from investing activities:
        Additions to property, plant and equipment                   (1,073,239)                (504,395)                 (111,151)
        Additions to intangible assets                                  (19,228)               (155,000)                  (15,790)
        Distributions from associated entity                            348,095                      -                         -
        Acquisitions                                                (26,534,673)             (5,960,585)               (3,012,724)
                                                                    -----------            ------------               -----------
                   Net cash flows from investing activities         (26,534,673)             (6,619,980)               (3,139,665)
                                                                    -----------            ------------               -----------
Cash flows from financing activities:
        Net proceeds of short-term debt                              13,986,911               4,104,779                  564,291
        Reductions of long-term obligations                          (1,278,265)               (696,096)                  (8,333)
        Sale of preferred stock                                      10,000,000               7,425,000                       -
        Exercise of options                                           4,718,867                 625,000                       -
        Exercise of warrants                                          2,924,960                 670,000                2,000,000
        Additions to long-term obligations                            1,037,717                      -                        -
        Redemption of preferred stock                                (2,707,271)                     -                        -
        Expenses of stock issuance                                   (1,389,995)               (864,532)                      -
        Restructuring of employee stock options                              -                  480,000                       -
        Payments received on notes receivable from
          sale of stock                                               1,800,000               1,663,630                1,760,631
                                                                    -----------            ------------               -----------
                  Net cash flows from financing activities           29,092,924              13,407,781                4,316,589
                                                                    -----------            ------------               -----------
Net increase in cash and cash equivalents                                31,325               1,099,366                  981,311
Cash and cash equivalents at beginning of period                      2,522,309               1,422,943                  441,632
                                                                    -----------            ------------               -----------
Cash and cash equivalents at end of period                           $2,553,634               2,522,309                1,422,943
                                                                    ===========            ============               ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                                 Nine-month
                                                                   Year ended             Year ended            period ended
                                                                     June 30,             June 30,                June 30,
                                                                      1997                  1996                     1995
                                                                  -------------          ----------             ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                     $   1,536,469             364,993                    5,284
                                                                  =============          ==========             ============
Non cash investing and financing activities:
   Accrued costs of acquisition                                   $   1,167,322                   -                        -
   Common stock issued in settlement of debt                            320,000                   -                        -
   Common stock to be issued in acquisition                           7,950,000                   -                        -
   Debt issued in connection with acquisitions                                -           1,250,000                        -
   Increase in warrant exercise price                                         -             155,736                  120,467
   Receivable from exercise of options and warrants                  11,790,000           1,297,800                4,914,000
   Reduction of notes receivable for acquisitions                             -           1,853,587                1,644,000
   Common stock issued for deferred compensation                              -                   -                  560,000
   Notes receivable paid subsequent to year end                       9,990,000                   -                1,433,167
   Options granted for services                                               -             185,616                        -
   Notes receivable from sale of stock                                        -             161,023                        -
   Discount on notes receivable from sale of stock                            -             343,777                        -
                                                                  =============          ==========             ============

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                           $     567,566               5,641                   29,165
   Accounts receivable                                               11,796,067           1,949,016                1,087,602
   Inventories                                                       18,171,587           4,642,531                2,755,658
   Property, plant and equipment                                      9,821,994           5,794,703                2,034,000
   Intangible assets                                                 22,094,688             330,193                        -
   Other assets                                                       1,341,835             218,390                   78,483
   Accounts payable and accrued expenses                            (12,209,690)         (2,388,781)              (1,232,352)
   Long-term and short-term debt                                     (7,790,489)         (1,216,870)                 (66,667)
   Deferred income taxes                                             (1,018,369)                  -                        -
                                                                  -------------          ----------             ------------
         Net assets acquired                                      $  42,775,189           9,334,823                4,685,889
                                                                  =============          ==========             ============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                         June 30, 1997, 1996 and 1995



(1)  Corporate Organization and Acquisitions
     ---------------------------------------

    (a) Business
        --------

        AgriBioTech, Inc. ("ABT" or the "Company") is a vertically integrated agricultural seed company specializing in developing, breeding, processing, packaging and distributing varieties of forage (hay crops) and cool season turfgrass seeds. The Company also distributes corn, soybean and other seeds. Approximately 15% and 5% of the Company's sales for the years ended June 30, 1997 and 1996 were to customers in foreign countries. Since January 1, 1995, the Company has followed a business strategy to acquire established, regionally based seed companies with proprietary products and established research, production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turfgrass sectors of the seed industry.

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

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

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

        The Company purchased certain assets of Doug Conlee Seed Company ("Conlee") effective January 1, 1996. The transaction was recorded using the purchase method of accounting. The purchase price of $639,606 includes inventory, prepaid assets, fixed assets and proprietary rights to certain crop varieties. The purchase price was paid in cash. In addition, the Company must pay the seller 20 percent of the net margin, after expenses, from the business transferred to the Company through December 31, 1998, which through June 30, 1997 was insignificant.

        The Company purchased substantially all of the assets of Beachley-
        Hardy Seed, a division of Research Seeds, Inc., ("Beachley-Hardy") effective February 1, 1996. The transaction was recorded using the purchase method of accounting. The net purchase price of $4,231,981 includes inventory, accounts receivable, prepaid assets, fixed assets and trademark rights, less accounts payable and certain assumed liabilities. The purchase price was paid through cash of $3,623,194 and 162,343 shares of the Company's common stock valued at $608,787.

        The Company purchased substantially all of the assets of W-L Research, Inc. and Germain's, Inc. (collectively "W-L/G"), which were indirect subsidiaries of Berisford, plc, effective September 1, 1996. The transaction also included the acquisition of a 50% ownership interest in SeedBiotics, L.L.C. The transaction was recorded using the purchase method of accounting. The net purchase price of $15,997,034 includes inventory, accounts receivable, prepaid assets, fixed assets and intangible assets, less accounts payable and certain assumed liabilities. The intangible assets consist of trademark rights and proprietary rights to certain crop varieties, as well as the genetic breeding base for the development of additional varieties. The net purchase price was paid in cash.

        The Company purchased all of the capital stock of E. F. Burlingham & Sons ("Burlingham") effective April 1, 1997. The net purchase price of $10,100,000 was paid in cash. The transaction was recorded using the purchase method of accounting which resulted in recording intangible assets consisting of trademark rights, proprietary rights to certain crop varieties (as well as the genetic breeding base for the development of additional varieties), and goodwill.

        The Company purchased substantially all of the assets of The Sexauer
        Company ("Sexauer") effective April 1, 1997.   The transaction was
        recorded using the purchase method of accounting. The net purchase price of $3,173,989 includes cash, inventory, accounts receivable, prepaid assets, and fixed assets, less accounts payable and certain assumed liabilities. The net purchase price was paid through a debt arrangement with the bank that had been financing Sexauer's operations. This debt was repaid subsequent to June 30, 1997.

        The Company purchased all of the capital stock of Olsen Fennell Seeds, Inc. ("OFI") effective June 1, 1997. The net purchase price of $15,200,000 was paid through cash of $3,800,000 paid at closing, payments of $3,500,000 to be made prior to April 14, 1998 paralleling the timing of income tax payments made by the sellers, and 777,500 shares of ABT common stock valued at $7,900,000. The transaction was recorded using the purchase method of accounting which resulted in recording intangible assets consisting of trademark rights, proprietary rights to certain crop varieties (as well as the genetic

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


        breeding base for the development of additional varieties), and goodwill. In connection with the OFI acquisition, the Company paid a finders fee of $100,000, one-half of which was paid through the issuance of 10,000 shares of ABT common stock valued at $50,000

        Proforma results of operations (unaudited) assuming the above acquisitions had occurred at the beginning of the periods presented are as follows:

                                              Year ending      Year ending
                                             June 30, 1997    June 30, 1996
                                             -------------    -------------
              Revenue                        $133,076,590    $108,334,417
              Net (loss)                       (1,829,681)     (6,546,875)
              Net (loss) per share                  (0.11)          (0.77)

        In June 1997, the Company signed a letter of intent to purchase a seed operation which markets forage and turfgrass seed primarily in the United States. The acquisition is expected to close in early fiscal 1998. This seed operation had unaudited total assets of approximately $4.2 million at June 30, 1997 and, for the twelve months ended June 30, 1997, sales of approximately $9.4 million and net income before income taxes of approximately $.9 million. The transaction will be recorded using the purchase method of accounting.

        On September 5, 1997, the Company signed a letter of intent to acquire through merger all of the capital stock of Lofts Seed, Inc. and its affiliated companies, Budd Seed, Inc. and Sunbelt Seeds, Inc. (collectively "Lofts"). Lofts is one of the premier turfgrass seed companies in the United States with unaudited total assets at June 30, 1997 of approximately $23.4 million and, for the twelve months ended June 30, 1997, sales of approximately $74.7 million and income before income taxes of approximately $4.0 million. The Company anticipates closing this transaction in early calendar 1998. The transaction will be recorded using the purchase method of accounting.

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

    (c) Inventories
        -----------

        Inventories, consisting primarily of seed and related products, are stated at the lower of cost (first-in, first-out) or market.

    (d) Property, Plant, and Equipment
        ------------------------------

        Property, plant, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

    (e) Intangible Assets
        -----------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        Intangible assets are stated at cost and consist of costs of genetic breeding bases for various proprietary plant varieties, trademarks, covenants not to compete, and goodwill related to the Company's seed business. Rights to genetic breeding bases and goodwill are amortized using the straight-line and units-of-production methods over the expected lives of such assets, up to 40 years with a weighted average at June 30, 1997 of 31.5 years. Other intangible assets are amortized using the straight-line method over three to fifteen years or the lives of agreements, if applicable. The recoverability of intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    (f) Investment in Associated Entity
        -------------------------------

        The Company records its 50% investment in SeedBiotics, L.L.C. using the equity method of accounting and records its share of the associated entity's income or loss as other income or expense.

    (g) Income Taxes
        ------------

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

    (h) Revenue Recognition
        -------------------

        The Company recognizes revenue when product is shipped to customers and title passes. Revenue is reduced by a reserve for estimated returns.

    (i) Research and Development Costs
        ------------------------------

        Research and development costs are expensed as incurred and aggregated $1,170,703, $59,836 and $56,488 in the periods ended June 30, 1997, 1996 and 1995, respectively.

    (j) Employee Stock Options
        ----------------------

        Under Accounting Principles Board Opinion No. 25, the Company does not record compensation for stock options granted to employees unless the exercise price is less than the quoted market price of the Company's common stock at the date of grant. To date, the Company has not granted any stock options to employees under which compensation has been recorded. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123 which allows the Company to continue its present policy or, alternatively, to record a compensation element for stock options granted to employees on the "fair value based method" which generally uses a modeling technique to calculate the fair value of options issued. The Company has elected to continue its present method of accounting for employee stock options. Had the Company adopted the alternative method provided by SFAS No. 123 the net loss and net loss per share would have been $3,603,236 and $.23 for the year ended June 30, 1997 and $3,561,625 and $.48 for the year ended June 30, 1996. The weighted-average grant-date fair value of options granted was $644,035 in the year ended June 30, 1997 and $5,288,928 in the year ended June 30, 1996. Such computations were made using the Black-Scholes modeling technique which was developed based on the relationship between the trading prices of stock options which are actively traded in the securities market and the trading prices of the common stock underlying those options. Options to acquire ABT common stock are not traded in the securities market. The modeling technique requires the utilization of assumptions, the weighted average of which for the years ended June 30, 1997 and 1996 were 5.8% and 5.7% for risk-free interest rate; 2.2 years and 3.0 years for expected life; 37% and 47% for expected volatility; and 0% and 0% for expected dividends.

(k) (Loss) Per Common Stock
    -----------------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        (Loss) per share of common stock has been computed based upon average shares outstanding during the periods presented. Contingently issuable shares have been excluded because of their anti-dilutive effect.

    (l) Recently Adopted Accounting Standards
        -------------------------------------

        The FASB has issued SFAS No. 128 which will change the presentation of earnings per share for companies beginning with periods ending after December 15, 1997 and will be required to be applied retroactively. The Company will be required to present basic earnings per share based on the average number of common shares outstanding during each period and diluted earnings per share considering all contingently issuable securities. The Company does not anticipate that SFAS No. 128 will have a significant impact on the Company's earnings per share computation.

        The FASB has issued SFAS No. 130 effective for years beginning after December 15, 1997 which requires all changes in the equity of an enterprise to be reflected in the income statement except those resulting from investments by owners and distributions to owners. The Company has not had items in the past which would have been impacted by SFAS No. 130 and, based on its current operations, does not anticipate having such items in the future.

        The FASB has issued SFAS No. 131 effective for years beginning after December 15, 1997 which requires the presentation of certain information about an enterprise's operating segments, products and services,
        geographic areas of operation, and major customers.   The Company has
        not completed its analysis of SFAS No. 131 or the impacts, if any, on its financial statements.

    (m) Reclassifications
        -----------------

        Certain amounts in the prior year financial statements have been reclassified to be comparable to the current year presentation.


(3) Property, Plant, and Equipment
    ------------------------------

    A summary of property, plant, and equipment is as follows:

                                                                                  June 30,
                                                      Useful                      --------
                                                       lives                  1997        1996
                                                       -----                  ----        ----
    Land                                                    -             $ 3,753,400   1,394,500
    Buildings                                      12 to 40 years           8,540,058   3,668,555
    Equipment                                       1 to 25 years           7,001,782   3,388,624
                                                                          -----------   ---------
                Total property, plant, and
                       equipment                                           19,295,240   8,451,679
    Less accumulated depreciation                                           1,431,188     535,534
                                                                          -----------   ---------
                Property, plant, and
                     equipment, net                                       $17,864,052   7,916,145
                                                                          ===========   =========
(4) Intangible Assets
    -----------------

    Intangible assets consist of:
                                                                                 June 30,
                                                                                 --------
                                                                             1997        1996
                                                                             ----        ----



                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

   Genetic breeding bases                    $ 5,559,909     297,000
   Goodwill                                   15,317,192       5,000
   Covenants not to compete                    1,666,875     170,000
   Other                                         302,200      13,193
                                             -----------     -------
      Total intangible assets                 22,846,176     485,193
   Less accumulated amortization                 301,637      47,652
                                             -----------     -------
      Intangible assets, net                 $22,544,539     437,541
                                             ===========     =======

(5) Long-Term Obligations
    ---------------------

    A summary of long-term obligations is as follows:

                                                                               June 30,
                                                                               -------
                                                                         1997            1996
                                                                         ----            ----
    Notes and mortgages payable; repayable in principal
      payments of $503,429 annually plus interest at
      6% to 8.75% and monthly payments of $8,358
      including interest as 10.75%; secured by property,
      plant and equipment                                               $2,245,631   1,471,032
    Unsecured notes payable bearing interest at 8% to 10%                  232,456     106,390
    Covenants not to compete                                               517,917           -
    Deferred compensation                                                  255,128           -
    Other                                                                  473,247      44,552
                                                                        ----------   ---------
                Total long-term debt                                     3,724,379   1,621,974
    Less current installments                                            1,056,770     567,353
                                                                        ----------   ---------
                Long-term obligations, excluding current
                   installments                                         $2,667,609   1,054,621
                                                                        ==========   =========

    Required principal payments are as follows:

              Year ending June 30,               Amount
              --------------------               ------
                      1997                    $1,056,770
                      1998                       606,083
                      1999                       187,268
                      2000                       179,575
                      2001                       187,869

(6) Short-Term Debt
    ---------------

    At June 30, 1997, the Company had a credit facility with Bank of America that included a $22 million revolving line of credit, of which $15,086,013 was outstanding, including items in the process of collection. The amount available under the revolving line of credit is limited to the sum of 70 percent of the Company's eligible receivables less than 90 days old and 50 percent of eligible inventory and is secured by inventory, receivables, equipment, and intangibles. In addition, the credit facility provided for an unsecured $4 million term loan, all of which was outstanding, that was repayable in July and August 1997 and was repaid when due. Interest on the revolving line of credit is at the bank's reference rate plus 0.5 percent (9.0% at June 30, 1997) or the LIBOR rate plus 3 percent (8.6875% at June 30, 1997), at the Company's option and the bank's reference rate plus 2 percent (10.5% at June 30, 1997) for the term loan. In addition, the Company pays a commitment fee of 0.5% of the unused line of credit.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    On August 13, 1997, the revolving line of credit was increased to $25 million and the LIBOR interest rate was changed to the LIBOR rate plus 2.5%. In addition, the credit facility was amended to add a $5 million term loan, all of which was drawn subsequent to June 30, 1997, that is repayable over five years and bears interest at the bank's reference rate plus 0.5%. The credit facility is currently scheduled to expire on March 1, 1998.

    At June 30, 1997, the Company had approximately $3.2 million outstanding under the short-term borrowing arrangement used to finance the acquisition of Sexauer. In addition, OFI had approximately $1.9 million outstanding under the line of credit it used to finance its operations. Both of these facilities were repaid and terminated subsequent to June 30, 1997.

(7) Capital Stock
    -------------

    Prior to October 1, 1994, the Company issued warrants to purchase the Company's common stock. The "Class A Warrant" entitled the holder to obtain one share of ABT's common stock and a warrant (the "Class B Warrant") upon payment of the exercise price of $3.50 through January 17, 1996. The Class B Warrant entitles the holder to obtain one share of ABT's common stock and a warrant (the "Class C Warrant") upon the payment of the exercise price of $5.00 through January 17, 1997. The Class C Warrant entitles the holder to obtain one share of ABT's common stock upon payment of the exercise price of $7.50 through January 17, 1998.

    On January 30, 1995, in order to accelerate the raising of capital, the Company's Board of Directors temporarily reduced the exercise price of all of the 2,160,000 Class A Warrants then outstanding from $3.50 per share to $2.00 per share until March 1, 1995. As a result, the Company received an aggregate of $2,000,000 from the exercise of 1,000,000 Class A Warrants. Effective March 2, 1995, the exercise price of the Class A Warrants reverted back to $3.50 per share.

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

    In June 1995, the Company entered into a consulting agreement for assistance with investor relations, strategic planning, funding plans, and other corporate activities through December 31, 1995. The Company issued 300,000 Class A warrants exercisable at $3.50 per share through January 17, 1996 and the market price on the date of the agreement was $3.00 per share. The agreement was deemed to not contain significant compensation and, therefore, no expense was recorded in connection with this agreement.

    On October 10, 1995, the Company called all of its 422,000 outstanding Class A Warrants. The Company paid warrant holders $.01 per warrant for A Warrants not exercised by November 8, 1995. All of the warrants were

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    then exercised by "stand-by purchasers" who paid cash, signed promissory notes or agreed to perform services. The warrants were exercised at $3.50 per share less a 10% commission.

    During the nine-month period ended June 30, 1995, the Company reduced the notes receivable from sale of stock by $1,644,000 through the acquisition of Scott, Seed Resource and Hobart for $474,000, $700,000 and $470,000, respectively, by the makers of the notes transferring 638,785 shares of ABT common stock to the previous owners of those entities. During the year ended June 30, 1996, in connection with the acquisitions of Arnold-Thomas and Clark Seed, $1,503,447 of the notes were satisfied by makers of the notes transferring 505,450 shares of stock to the previous owners of those entities. To facilitate the Clark Seed transfer, the notes receivable for sale of stock were discounted by $343,777 to reflect the then current market price of the stock.

    In January 1997, the Company lowered the exercise price on the Class B Warrants to $1.81 which approximated the market price of the Company's common stock at that time. All 1,616,000 outstanding Class B Warrants were exercised by their holders or stand-by purchasers identified by the Company, as permitted under the terms of the warrants. Upon exercise of the Class B Warrants, the Company received proceeds of $2,924,960 and issued 1,616,000 Class C Warrants. In May 1997, officers of the Company and others exercised 500,000 Class C Warrants by signing promissory notes for $3,750,000 at the stated exercise price of $7.50 per share. These notes were paid in full subsequent to June 30, 1997. Subsequent to June 30, 1997, 392,912 Class C Warrants were exercised at $7.50 per share and the 185,625 other warrants (described below) were exercised at $3.00 per share.

    In April 1996, the Company completed a private placement of convertible preferred stock and issued 7,425 shares of Series B Convertible Preferred Stock. The Company received cash proceeds, after commissions, of $6,608,250 from the issuance of the Series B Convertible Preferred Stock. The placement agent in this transaction received warrants to purchase 185,625 shares of the Company's common stock at $3.00 per share. The Series B Convertible Preferred Stock is not entitled to a dividend and is not mandatorily redeemable by the Company. The Series B Convertible Preferred Stock has a liquidation preference of $1,000 per share, plus a premium of 10 percent per annum from the date of issuance. The Series B Convertible Preferred Stock is convertible into shares of common stock equal to the aggregate liquidation preference, including the 10 percent per annum premium, divided by a conversion price that is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount of approximately $3.90 per share which escalates to approximately $5.90 per share over four years ($4.44 per share at June 30, 1997). In the event of a conversion when the average closing bid price of the Company's common stock is $3.75 per share or lower, the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series B Convertible Preferred Stock will convert into common stock after being outstanding four years if not been previously converted.

    Between the date of issuance and June 30, 1996, 895 shares of Series B Convertible Preferred Stock were converted into 280,214 shares of common stock. Between July 1, 1996 and June 30, 1997, 5,630 shares of Series B Convertible Preferred Stock were submitted to the Company for conversion, for which the Company issued 2,424,463 shares of common stock and redeemed for cash the equivalent of 538,215 shares of common stock aggregating $1,315,846. At June 30, 1996, the 6,530 shares of Series B Convertible Preferred Stock outstanding were convertible into 2,096,542 shares of common stock and had an aggregate liquidation preference of $6,667,002. At June 30, 1997, the 900 shares of Series B Convertible Preferred Stock outstanding were convertible into 227,469 shares of common stock and had an aggregate liquidation preference of $1,009,479.

    In September 1996, the Company completed a private placement of 10,000 shares of Series C Convertible Preferred Stock at $1,000 per share, receiving gross proceeds of $10,000,000. The Company paid commissions and selling expenses of 13% of the gross proceeds. The Series C Convertible Preferred Stock is not entitled to a dividend and is not mandatorily redeemable by the Company. The Series C Convertible Preferred Stock has a liquidation preference of $1,000 per share, plus a premium of 8 percent per annum from the date of issuance. The Series C Convertible Preferred Stock is convertible into shares of common stock equal to the aggregate liquidation preference, including the 8 percent per annum premium, divided by a conversion price that is the lesser of (i) 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or (ii) a set amount, which is $3.00 for one-third of the shares, $3.50 for one-third of the shares and $4.00 for one-third of the shares. In the event of a conversion when the average closing bid price of the Company's common stock is below the price at the issuance of the Series C Convertible Preferred Stock, the Company has the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. The Series C Convertible Preferred Stock will convert into common stock on September 30, 1998, if not previously converted.

    Through June 30, 1997, 9,800 shares of the Company's Series C Convertible Preferred Stock were presented for conversion, for which the Company issued 4,669,763 shares of common stock and redeemed for cash the

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

    equivalent of 618,024 shares of common stock aggregating $1,391,423. At June 30, 1997, the 200 shares of Series C Convertible Preferred Stock outstanding were convertible into 61,467 shares of common stock and had a liquidation preference of $212,186.

    On January 5, 1996, the Company entered into an eighteen-month consulting agreement to assist the Company with investor communications and relations. In consideration of the agreement, the Company granted the consultant a five-year option to purchase 2,000,000 shares of the Company's common stock exercisable at $1.81 per share which equaled the market price at the grant date. The Company has determined that the value of the investor communications and relations services to be received under this agreement is $108,000, which is being amortized over the term of the agreement. In August 1996, the Company entered into another agreement with the consultant under which the consultant surrendered rights to 1,550,000 of the options. In exchange, the Company issued 750,000 shares of its restricted common stock to the consultant. During the year ended June 30, 1997, 1,850,000 of these options were exercised and 112,500 were exercised subsequent to June 30, 1997.

    In March 1996, the Company entered into a bridge financing agreement, pending the completion of the Series B Convertible Preferred Stock issuance describe above, under which the Company borrowed $1,000,000 from an individual, who was also a stockholder of the Company. The loan was repaid from the proceeds of the Series B Convertible Preferred Stock offering. Under the agreement, interest was paid on the loan at 9 percent per annum and the lender was granted a five year option to purchase 500,000 shares of the Company's common stock exercisable at $2.50 per share which equaled the market price at the grant date. The Company has imputed $27,616 of additional interest expense under this agreement to reflect the relative risk undertaken by the lender. In addition, the Company granted a five year option to purchase 250,000 shares of the Company's common stock exercisable at $2.50 per share to the agent for the lender, who was also a consultant to the Company. The Company determined that the compensation attributable to the agent's services was $50,000, which was amortized over the term of the loan agreement. In June 1996, the Company entered into an additional agreement with the holders of these options under which 250,000 of these options were exercised, along with the conversion of 150,000 Class B Warrants, with the Company receiving $625,000 in cash, and the remaining 500,000 options were canceled.

    The Company has (1) an Employee Stock Option Plan (the "ESOP") under which options for the purchase of up to 1,600,000 shares of common stock may be granted to qualified employees, officers and directors, employees of subsidiaries, independent contractors, consultants, and other individuals and (2) an Employee Stock Bonus Plan under which up to 400,000 shares of common stock may be issued to qualified full-time employees. The ESOP is administered by a committee of non-employee members of the Company's Board of Directors, who have complete discretion to select the optionee and the terms and conditions of each option. The exercise price of the options cannot be less than the fair market value of the Company's common stock on the date of grant and options may not be exercised more than ten years from the date of grant. At June 30, 1997, the Company had outstanding options under the ESOP for the purchase of 1,123,600 shares of common stock at prices ranging from $2.00 to $6.94 per share, of which 585,200 were exercisable. Options for 1,000 shares have been exercised. No shares have been issued under the Employee Stock Bonus Plan.

    The Company has also granted options outside of the ESOP for the purchase of an aggregate of 6,050,000 shares of the Company's common stock to officers of the Company and key employees of acquired companies. These options are exercisable at prices ranging from $2.00 to $5.00, which equaled the market values at the respective dates of grant, and expire five to ten years from the date of grant. The options become exercisable over periods of three to five years. Options for 3,225,000 shares have been exercised, including 2,680,000 options exercised by officers of the Company in May 1997 through signing promissory notes for $8,040,000. Payments on these notes amounting to $1,800,000 were received through June 30, 1997 and the remaining balance was paid subsequent to June 30, 1997. Options for 1,050,000 shares were vested at June 30, 1997. As part of the Company's capital raising program, an additional 1,175,000 of the officers' options are exerciseable at any time for cash.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

Following is a summary of activity in the Company's stock options for employees and directors:

                                       Year ended June 30
                              -------------------------------------

                                    1997                1996
                              ----------------    -----------------
                              Weighted-           Weighted-
                              Average             Average
                              Exercise            Exercise
                              Price     Number    Price       Number
                              -----     ------    -----       ------
Outstanding at beginning
  of year                     $2.63     5,751,500     -       -
Issued                         3.54     1,467,400    2.63  5,751,500
Exercised                      2.93    (3,226,000)    -       -
Forfeited                      3.75       (44,300)    -       -
------------------------      -----    ----------   -----  ---------
Outstanding at end
  of year                     $2.70     3,948,600   $2.63  5,751,500
                              =====    ==========   =====  =========
Exercisable at end of year    $2.28     2,810,200   $2.59  5,590,500
                              =====    ==========   =====  =========

The following summarizes certain information regarding stock options for employees and directors outstanding at June 30, 1997:

                           Total                    Exercisable
                     ----------------------         -----------
                                       Weighted
                              Weighted average      Weighted
                              average  remaining    average
                              exercise contractual  exercise
Exercise Price       Number   price    life (years) price     Number
--------------       ------   -----    ------------ -----     ------
$2.00 to $2.12    2,275,000   $2.06     8.6        $2.06   2,275,000
$2.25 to $3.50      810,000    2.71     5.9         2.70     342,000
$3.75               312,300    3.75     4.8         3.75     131,900
$4.00 to $5.00      440,000    4.46     6.6         4.06      31,000
$5.50 to $6.94      111,300    5.84     5.2         5.87      30,300
                  ---------   -----     ---        -----   ---------
                  3,948,600   $2.70     7.4        $2.28   2,810,200
    Total         =========   =====     ===        =====   =========


    In connection with acquisitions where the previous owners received ABT common stock as part of the purchase price, such stock is subject to "lock-up agreements" which limit the amount of common stock that the previous owners of these entities can sell within specified time periods. In addition, the Company guaranteed the proceeds to be received by the previous owners of certain of these entities from the sale of the common stock if sold in accordance with the lock up agreements. The only acquisition with guaranteed proceeds remaining in effect is OFI where the previous owners are to receive $7,900,000 from the sale of 777,500 shares of ABT common stock through June 30, 1999. To secure the Company's guarantee, the previous owners have a lien on OFI's land and building, subordinated to existing mortgage financing. Any difference between the guaranteed proceeds and the proceeds received by the previous owners will be paid in cash by the Company. Sales made pursuant to lock-up agreements for the other acquisitions were made such that the Company had no obligations under its guarantees.

    The closing price for the Company's common stock on September 26, 1997 was $10.125 per share and the range of closing prices has been as follows:

                                                                High       Low
                                                              --------   -------
          January 1, 1995 - June 30, 1995                     $   4.75      1.75
          July 1, 1995 - June 30, 1996                          5.4375     1.625
          July 1, 1996 - June 30, 1997                          6.9375    2.0625
          July 1, 1997 - September 26, 1997                      10.50   6.03125

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(8) Commitments and Contingency
    ---------------------------

    The Company has entered into employment agreements with its executive officers for periods of up to four years. Annual compensation, excluding bonuses and out-of-pocket expenses, aggregates approximately $650,000 under these agreements. In addition, the Company has employment agreements with approximately 25 other employees at annual compensation rates ranging from $40,000 to $100,000, which are terminable by the Company without cause with ten days to six months notice.

    The Company contracts with growers to produce a substantial portion of its proprietary seed requirements which the Company would be obligated to purchase upon delivery by the growers. These contracts are typically for one to four growing seasons and are generally renewed or replaced with other growers.

    The Company rents office space, land, warehouse space and equipment under agreements expiring through the year 2000. Total rent expense was $292,812 for the year ended June 30, 1997, $152,999 for the year ended June 30, 1996 and $79,999 for the nine-month period ended June 30, 1995. Rent commitments as of June 30, 1997 are as follows:

                 Year ending June 30,
                 --------------------
                        1998                   $224,167
                        1999                     79,560
                        2000                     44,673
                        2001                     17,901
                        2002                     13,024

    Subsequent to June 30, 1997, the Company entered into a contract for the purchase of land and construction of an office building for an aggregate of approximately $1.5 million.

(9) Income Taxes
    ------------

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

                 Year ending June 30           Amount
                 -------------------           ------
                        2001 - 2007            $  375,000
                        2008                      231,265
                        2009                      890,308
                        2010                    1,351,218
                        2011                    2,663,355
                        2012                    2,513,829
                                               ----------
                         Total                 $8,024,975
                                               ==========

    The components of deferred tax assets and liabilities are as follows:

                                                         June 30,
                                                        -----------
                                                    1997           1996
                                                 -----------    -----------
          Deferred tax liabilities:
              Property, plant and equipment     $ 665,865           -
              Intangible assets                   644,718           -
                                                ---------        ------
                                                1,310,584           -
                                                ---------        ------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

           Net operating loss carryforward                        $ 2,969,241      2,020,000
           Other                                                      613,799         35,000
                                                                  -----------     ----------
             Total gross deferred tax assets                        3,583,039      2,055,000
          Less valuation allowance                                 (3,290,824)    (2,055,000)
                                                                  -----------     ----------
             Net deferred tax assets                                  292,215          -
                                                                  -----------     ----------
          Net deferred tax liabilities                            $ 1,018,369          -
                                                                  ===========     ==========

     The tax benefits of the deferred tax assets have been substantially offset by a valuation allowance since the Company cannot currently conclude that it is more likely than not that the benefits will be realized. The valuation allowance increased by $1,235,824 during the year ended June 30, 1997, $1,098,000 during the year ended June 30, 1996 and $467,000 during the nine-month period ended June 30, 1995. The deferred tax liabilities arose in connection with the Burlingham acquisition.

(10) Retirement Plan
     ---------------

     The Company has a defined contribution plan which covers all employees. Eligible employees may contribute up to 30 percent of their annual compensation, not to exceed the statutory maximum. The Company may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in the Company's contributions for each year of service after the first year. The Company made no contributions to the plan in 1997, 1996 and 1995.

(11) Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term obligations based on the present value of the cash flows from those obligations was approximately $3.7 million at June 30, 1997 using an assumed interest rate of 8.5% and $1.5 million at June 30, 1996 using an assumed interest rate of 10.25%.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 30, 1997

                                         AGRIBIOTECH, INC.

                                         By: /s/ Johnny R. Thomas
                                             --------------------
                                               Johnny R. Thomas,
                                                  President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Johnny R. Thomas      President (Principal            September 30, 1997
-----------------------    Executive Officer)
Johnny R. Thomas           and Director


/s/ Henry A. Ingalls      Vice President and Treasurer    September 30, 1997
-----------------------    (Principal Financial and
Henry A. Ingalls           Accounting Officer)


/s/ Scott J. Loomis       Vice President and Director     September 30, 1997
-----------------------
Scott J. Loomis

/s/ John C. Francis       Vice President, Secretary       September 30, 1997
-----------------------    and Director
John C. Francis

/s/ Kent Schulze          Director                        September 30, 1997
-----------------------
Kent Schulze

/s/ James W. Hopkins      Director                        September 30, 1997
-----------------------
James W. Hopkins

                                 EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
   3.7       Certificate of Amendment of Articles of Incorporation.

  10.27 Employment Agreement dated December 9, 1996, between Byron D. Ford and the Registrant.

  10.31 Consulting Agreement dated June 17, 1997, between Kent Schulze and the Registrant.

  21.1       Subsidiaries of the Registrant.

  23.1       Consent of KPMG Peat Marwick LLP.

  27.1       Financial Data Schedule.