Form 10KSB/A
period 1997-06-30
AGRIBIOTECH INC
filed 1997-10-24
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________


                                  FORM 10-KSB/A

                                AMENDMENT NO. 1

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

     The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 19, 1997, was 25,282,222
                                               ----------

     Documents Incorporated by Reference:  Not Applicable.

                     Exhibit Index is located on page ____

                               Explanatory Note
                               ----------------

     This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB ("Form 10-KSB") for the fiscal year ended June 30, 1997 of Agribiotech, Inc., a Nevada Corporation (the "Company"), is submitted in order to correct typographical errors in items 1, 7, and 10. The Company hereby amends its Form 10-KSB in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

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

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                    ---------------
NAME AND                          ANNUAL COMPENSATION                                  SHARES
PRINCIPAL                      -------------------------        OTHER ANNUAL         UNDERLYING
POSITION                YEAR     SALARY($)      BONUS($)    COMPENSATION($)(1)       OPTIONS(#)
---------               ----   --------------   --------    ------------------     ---------------
Johnny R. Thomas,       1997       $84,000          -0-          $131,906(2)                -0-
 President and CEO      1996       $84,000          -0-               -0-             1,000,000
                        1995       $63,000          -0-               -0-                   -0-

Henry A. Ingalls,       1997      $150,000      $30,000          $ 26,250(2)                -0-
 Vice President,        1996      $ 37,500(3)   $ 7,500          $  5,000             1,250,000
 CFO, and               1995           -0-          -0-               -0-                   -0-
 Treasurer


Scott J. Loomis,        1997       $84,000          -0-          $165,000(2)                -0-
 Vice President         1996       $84,000          -0-               -0-             1,000,000
                        1995       $63,000          -0-               -0-                   -0-

John C Francis,         1997       $84,000          -0-          $107,813(2)                -0-
 Vice President         1996       $84,000          -0-               -0-             1,000,000
                        1995       $63,000          -0-               -0-                   -0-

Kathleen L.             1997       $84,000          -0-          $200,000(4)                -0-
 Gillespie, Vice        1996       $84,000          -0-               -0-             1,250,000
 President              1995       $49,000(5)       -0-               -0-                   -0-

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

                      AGRIBIOTECH, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                                                     Nine-month
                                                                   Year ended               Year ended              period ended
                                                                     June 30,                 June 30,                June 30,
                                                                      1997                     1996                     1995
                                                                   -----------              -----------             ------------

Cash flows from operating activities:
        Net (loss)                                                $  (2,713,765)             (3,324,132)               (1,406,687)
        Adjustments to reconcile net (loss) to net cash
            flows from operating activities:
                Amortization                                            253,985                 103,740                    68,154
                Depreciation                                            902,326                 475,218                    70,760
                Equity in earnings of associated entity                (233,690)                     -                         -
                Common stock for services                                72,690                 143,849                   397,527
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                           1,822,905              (4,599,458)                  168,331
                        Inventories                                   1,898,354                (796,105)                  990,006
                        Other assets                                    418,751                  92,862                   (49,123)
                        Payables                                     (4,596,592)              1,446,661                  (486,259)
                        Accrued liabilities                            (351,890)                768,930                    51,678
                                                                    -----------            ------------               -----------
                   Net cash flows from operating activities          (2,526,926)             (5,688,435)                 (195,613)
                                                                    -----------            ------------               -----------
Cash flows from investing activities:
        Additions to property, plant and equipment                   (1,073,239)                (504,395)                 (111,151)
        Additions to intangible assets                                  (19,228)               (155,000)                  (15,790)
        Distributions from associated entity                            348,095                      -                         -
        Acquisitions                                                (25,790,301)             (5,960,585)               (3,012,724)
                                                                    -----------            ------------               -----------
                   Net cash flows from investing activities         (26,534,673)             (6,619,980)               (3,139,665)
                                                                    -----------            ------------               -----------
Cash flows from financing activities:
        Net proceeds of short-term debt                              13,986,911               4,104,779                  564,291
        Reductions of long-term obligations                          (1,278,265)               (696,096)                  (8,333)
        Sale of preferred stock                                      10,000,000               7,425,000                       -
        Exercise of options                                           4,718,867                 625,000                       -
        Exercise of warrants                                          2,924,960                 670,000                2,000,000
        Additions to long-term obligations                            1,037,717                      -                        -
        Redemption of preferred stock                                (2,707,271)                     -                        -
        Expenses of stock issuance                                   (1,389,995)               (864,532)                      -
        Restructuring of employee stock options                              -                  480,000                       -
        Payments received on notes receivable from
          sale of stock                                               1,800,000               1,663,630                1,760,631
                                                                    -----------            ------------               -----------
                  Net cash flows from financing activities           29,092,924              13,407,781                4,316,589
                                                                    -----------            ------------               -----------
Net increase in cash and cash equivalents                                31,325               1,099,366                  981,311
Cash and cash equivalents at beginning of period                      2,522,309               1,422,943                  441,632
                                                                    -----------            ------------               -----------
Cash and cash equivalents at end of period                           $2,553,634               2,522,309                1,422,943
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

Dated:  October 24, 1997

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

/s/ Johnny R. Thomas      President (Principal            October 24, 1997
-----------------------    Executive Officer)
Johnny R. Thomas           and Director


/s/ Henry A. Ingalls      Vice President and Treasurer    October 24, 1997
-----------------------    (Principal Financial and
Henry A. Ingalls           Accounting Officer)


/s/ Scott J. Loomis       Vice President and Director     October 24, 1997
-----------------------
Scott J. Loomis

/s/ John C. Francis       Vice President, Secretary       October 24, 1997
-----------------------    and Director
John C. Francis

/s/ Kent Schulze          Director                        October 24, 1997
-----------------------
Kent Schulze

/s/ James W. Hopkins      Director                        October 24, 1997
-----------------------
James W. Hopkins