Form 10-Q
period 1997-09-30
AGRIBIOTECH INC
filed 1997-11-13
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997.


                        Commission file number 0-19352
                                               -------


                               AGRIBIOTECH, INC.
            (Exact name of registrant as specified in its charter)


                 Nevada                                  85-0325742
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


             2700 Sunset Road, Suite C-25, Las Vegas, Nevada 89120
                    (Address of principal executive offices)


                                 (702) 798-1969
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_].

     As of November 7, 1997, the registrant had 26,172,202 shares of Common Stock, par value $.001 per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)

                                    ASSETS

                                                           September 30,        June 30,
                                                                1997              1997
                                                           -------------     -------------
Current assets:
   Cash and cash equivalents                               $  1,835,466          2,553,634
   Accounts receivable, less allowance for doubtful
      accounts of $820,064 at September 30, 1997
      and $729,352 at June 30, 1997                          27,918,974         17,474,887
   Inventories                                               24,392,248         23,328,961
   Notes receivable from sale of common stock                        -           9,990,000
   Other                                                        767,264            646,508
                                                           -------------     -------------
             Total current assets                            54,913,952         53,993,990

Property, plant and equipment, net                           21,043,170         17,864,052

Intangible assets, net of accumulated amortization           26,387,489         22,544,539

Investment in associated entity                                 759,221            567,235

Other assets                                                    155,180            143,209
                                                           -------------     -------------
             Total assets                                  $103,259,012         95,113,025
                                                           =============     =============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,      June 30,
                                                        1997            1997
                                                   -------------   ------------
Current liabilities:
  Short-term debt                                  $ 10,188,378      24,203,431
  Current installments of long-term obligations       1,878,404       1,056,770
  Accounts payable                                   19,397,770      10,601,813
  Accrued liabilities                                 1,983,362       3,277,051
  Amount due in connection with acquisition           8,500,000       7,300,000
                                                   ------------    ------------
          Total current liabilities                  41,947,914      46,439,065

Long-term obligations, excluding current
 installments                                         6,464,982       2,667,609

Deferred income taxes                                 1,018,369       1,018,369
                                                   ------------    ------------
          Total liabilities                          49,431,265      50,125,043
                                                   ------------    ------------

Stockholders' equity:
  Preferred stock, $.001 par value; authorized
   10,000,000 shares; issued and outstanding
   1,100 shares at September 30, 1997
   (aggregate liquidation preference of
   $1,248,383) and 1,100 shares at June 30, 1997
   (aggregate liquidation preference of
   $1,221,666)                                                1               1
  Common stock, $.001 par value; authorized
   50,000,000 shares; issued and outstanding
   25,578,422 shares at September 30, 1997 and
   23,743,385 shares at June 30, 1997                    25,578          23,743
  Capital in excess of par value                     63,442,709      49,439,319
  Common stock to be issued in acquisition            2,000,000       7,950,000
  Accumulated (deficit)                             (11,640,541)    (12,425,081)
                                                   ------------    ------------
          Total stockholders' equity                 53,827,747      44,987,982
                                                   ------------    ------------
Commitments, contingencies and subsequent
 events (note 2)

          Total liabilities and stockholders'
           equity                                  $103,259,012      95,113,025
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                         Three-month period
                                                         ended September 30,
                                                       -------------------------
                                                          1997          1996
                                                       -----------  ------------
Net sales                                              $40,458,106    7,653,171
Cost of sales                                           32,923,941    5,612,580
                                                       -----------   ----------
          Gross profit                                   7,534,165    2,040,591
Operating expenses                                       6,470,865    3,299,390
                                                       -----------   ----------
          Earnings (loss) from operations                1,063,300   (1,258,799)
                                                       -----------   ----------

Other income (expense):
    Interest expense                                      (708,360)    (259,818)
    Interest income                                         73,962       89,984
    Other                                                  355,638      133,962
                                                       -----------   ----------
          Total other income (expense)                    (278,760)     (35,872)
                                                       -----------   ----------
          Net earnings (loss)                          $   784,540   (1,294,671)
                                                       ===========   ==========
Shares of common stock used in computing earnings
 (loss) per share                                       28,508,572    9,105,682
                                                       ===========   ==========

Net earnings (loss) per common and common equivalent
 share                                                 $      0.03        (0.14)
                                                       ===========   ==========


See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)

                                         Preferred stock    Common stock      Capital in  Common stock
                                         --------------- -------------------   excess of  to be issued     Accumulated
                                         Shares   Amount   Shares     Amount   par value  in acquisition    (deficit)      Total
                                         ------  ------- ----------  -------  ----------  --------------   -----------   ----------
Balance at June 30, 1997                 1,100     $1    23,743,385  $23,743  49,439,319      7,950,000    (12,425,081)  44,987,982
Common stock issued for:
            Exercise of options             -      -        185,000      185     439,353             -              -       439,538
            Exercise of warrants            -      -        862,537      863   5,632,852             -              -     5,633,715
            Acquisitions                     -      -       787,500      787   7,949,213     (7,950,000)            -            -
Common stock to be issued in acquisition    -      -             -        -           -       2,000,000             -     2,000,000
Expenses of stock issuances                 -      -             -        -      (18,028)            -              -       (18,028)
Net earnings                                -      -             -        -           -              -         784,540      784,540
                                         ------  ------- ----------  -------  ----------  --------------   -----------   ----------
   Balance at September 30, 1997         1,100     $1    25,578,422  $25,578  63,442,709      2,000,000    (11,640,541)  53,827,747
                                         ======  ======= ==========  =======  ==========  ==============   ===========   ==========

   See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                          Three-month period
                                                                          ended September 30,
                                                                    -------------------------------
                                                                        1997               1996
                                                                    ------------       ------------
Cash flows from operating activities:
        Net earnings (loss)                                         $    784,540         (1,294,671)
        Adjustments to reconcile net earnings (loss) to net cash
            flows from operating activities:
                Amortization                                             283,169             35,991
                Depreciation                                             342,464            150,274
                Equity in earnings of associated entity                 (174,486)                -
                Common stock for services                                     -              57,330
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                           (9,636,018)         1,263,555
                        Inventories                                      347,735         (2,001,212)
                        Other assets                                     115,908            207,100
                        Payables                                       8,012,729          1,697,523
                        Accrued liabilities                           (1,613,241)             3,199
                                                                    ------------       ------------
                   Net cash flows from operating activities           (1,537,200)           119,089
                                                                    ------------       ------------
Cash flows from investing activities:
        Additions to property, plant and equipment                      (908,782)          (406,902)
        Additions to intangible assets                                    (8,267)                -
        Advances to associated entity                                    (17,500)                -
                                                                    ------------       ------------
                   Net cash flows from investing activities             (934,549)          (406,902)
                                                                    ------------       ------------
Cash flows from financing activities:
        Net proceeds (repayments) of short-term debt                 (14,015,053)          (588,984)
        Additions to long-term debt                                    5,000,000             20,982
        Repayments of long-term debt                                    (476,591)          (121,201)
        Payments on amount due in connection with acquisition         (4,800,000)                -
        Sale of preferred stock                                               -          10,000,000
        Exercise of options                                              439,538            656,125
        Exercise of warrants                                           5,633,715                 -
        Redemption of preferred stock                                         -            (905,465)
        Expenses of stock issuance                                       (18,028)        (1,364,355)
        Payments received on notes receivable from
          sale of stock                                                9,990,000                 -
                                                                    ------------       ------------
                  Net cash flows from financing activities             1,753,581          7,697,102
                                                                    ------------       ------------
Net increase (decrease) in cash and cash equivalents                    (718,168)         7,409,289
Cash and cash equivalents at beginning of period                       2,553,634          2,522,309
                                                                    ------------       ------------
Cash and cash equivalents at end of period                          $  1,835,466          9,931,598
                                                                    ============       ============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                       Three-month period
                                                       ended September 30,
                                                    ------------------------
                                                        1997        1996
                                                    -----------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                       $   704,732       138,021
                                                    ===========   ===========

Non cash investing and financing activities:
  Accrued costs of acquisition                      $   100,000       835,000
  Amount due in connection with acquisitions          6,000,000    15,997,034
  Common stock to be issued in acquisition            2,000,000             -
                                                    ===========   ===========

Summary of assets and liabilities acquired
 through acquisitions:
  Accounts receivable                               $   808,069     1,991,765
  Inventories                                         1,411,022     8,778,624
  Property, plant and equipment                       2,612,800     4,693,197
  Intangible assets                                   4,117,852     1,807,910
  Other assets                                          248,635       676,111
  Accounts payable and accrued expenses              (1,002,780)     (762,401)
  Long-term and short-term debt                         (95,598)     (353,172)
                                                    -----------   -----------
      Net assets acquired                           $ 8,100,000    16,832,034
                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996
                                  (Unaudited)

 ============================================================================
(1)  Presentation of Unaudited Financial Statements
     ----------------------------------------------

AgriBioTech, Inc. ("ABT" or the "Company") is a vertically integrated agricultural seed company specializing in developing, breeding, processing, packaging and distributing varieties of forage (hay crops) and cool season turfgrass seeds. The Company also distributes corn, soybean and other seeds as ancillary products. Since January 1, 1995, the Company has followed a business strategy to acquire established, regionally based seed companies with proprietary products and established research, production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turfgrass sectors of the seed industry.

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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month periods ended September 30, 1997 and 1996. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2)  Acquisitions
     ------------

The Company purchased substantially all of the assets of LaCrosse Seed Corporation ("LaCrosse") effective July 1, 1997. The transaction was recorded using the purchase method of accounting. The purchase includes cash, inventory, accounts receivable, prepaid assets, fixed assets and intangible assets, less accounts payable and certain assumed liabilities. The net purchase price was paid through cash of $5,000,000 paid at closing and 229,885 shares of ABT common stock valued at $2,000,000. In addition, the Company paid each of the two former principals $500,000 for covenants not to compete. Intangible assets consist of covenants not to compete, trademark rights and goodwill.


During the year ended June 30, 1997, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1997 Form 10-KSB. All consummated acquisitions are included in the Company's consolidated results of operation for the entire three-month period ended September 30, 1997 so pro-forma results of operations are the same as the actual amounts. Unaudited pro-forma results of operations for the three-month period ended September 30, 1996, assuming all acquisitions had occurred at the beginning of the period presented, are as follows:

                                       Three-month period ended
                                       ------------------------
                                         September 30, 1996
                                         ------------------
Net sales                                   $40,534,001
Net earnings                                     87,111
Net earnings per share                             0.01

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996
                                  (Unaudited)

 ============================================================================

On September 5, 1997, the Company signed a letter of intent to acquire through merger all of the capital stock of Lofts Seed, Inc. and its affiliated companies, Budd Seed, Inc. and Sunbelt Seeds, Inc. (collectively "Lofts"). Lofts is one of the premier turfgrass seed companies in the United States with unaudited total assets at June 30, 1997 of approximately $23.4 million and, for the twelve months ended June 30, 1997, had net sales of approximately $74.7 million and income before income taxes of approximately $4.0 million. The Company anticipates closing this transaction in early 1998. The transaction will be recorded using the purchase method of accounting.

On October 6, 1997, the Company signed a letter of intent to acquire all of the ownership interests of Seed Corporation of America and Green Seed Company Limited Partnership, which are companies with common ownership ("SeedCo/Green"). SeedCo/Green are major distributors of forage and turfgrass seed in the eastern United States with unaudited total assets at June 30, 1997 of approximately $7.8 million and, for the twelve months ended June 30, 1997, net sales of approximately $38.7 million and income before income taxes of approximately $0.5 million. The Company anticipates closing this transaction in early 1998. The transaction will be recorded using the purchase method of accounting.



(3)  Capital Stock
     -------------

Between July 1, 1997 and September 30, 1997, 676,912 of the Company's Class C Warrants were exercised at their stated conversion price of $7.50 and 185,625 other warrants were exercised at their stated conversion price of $3.00 per share. In addition, options for 185,000 shares of the Company's common stock were exercised at their stated exercise prices ranging from $1.81 to $5.19.

Since June 30, 1997, the Company has increased its outstanding stock options through grants to new employees, options for all employees (including former owners) of acquired entities who continued employment with the Company, and options for the former owners of LaCrosse in connection with their covenant not to compete. These grants aggregated 189,300 shares of the Company's common stock from the Company's Employee Stock Option Plan and 1,200,000 shares outside of this plan at prices ranging from $3.00 to $8.44. The exercise price of all options granted equaled or exceeded the quoted market price at the date the terms of the options were determined.



(4)  Earnings per Share
     ------------------

Earnings per share is computed based upon the average shares outstanding during the periods presented, adjusted for the effects of contingently issuable shares, if dilutive. Contingently issuable shares considered to be common stock equivalents (options, warrants, and convertible preferred stock) were included in the shares used to compute earnings per share for the three-month period ended September 30, 1997 (all such items were anti-dilutive and, therefore, not included in the three-month period ended September 30, 1996) as follows:

Weighted average shares outstanding                    25,073,230
Options and warrants                                    3,140,106
Convertible preferred stock                               295,236
                                                       ----------
   Total shares used in computing earnings per share   28,508,572
                                                       ==========

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1997 and 1996
                                  (Unaudited)

 ============================================================================

Fully-diluted earnings per share for the three-month period ended September 30, 1997 were the same as primary earnings per share, $0.03. The dilution resulting from calculating earnings per share on a fully-diluted basis does not exceed three percent.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share. This standard, which is effective for periods ending after December 15, 1997 and cannot be applied earlier, will require the dual presentation on the face of the income statement of "basic" earnings per share, without any dilution, and "diluted" earnings per share, reflecting all dilution. The Company's preliminary analysis indicates that under this statement earnings applicable to common stock will not be impacted, the number of shares used in calculating diluted earnings per share will approximate the total above, and the number of shares used in calculating basic earnings per share will approximate the total above excluding options and warrants.



(5)  Income Taxes
     ------------

No provision for income taxes has been provided in the accompanying financial statements since the Company estimates that its effective income tax rate for the year ended June 30, 1998 will be zero based on the current level of the Company's operations and the level of net operating losses available to offset income subject to tax in the current period. See Note 9 of Notes to Consolidated Financial Statements in the Company's June 30, 1997 Form 10-KSB.


      -------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and notes thereto of the agricultural Company included elsewhere herein. The Company is a vertically integrated agricultural seed company specializing in developing, breeding, packaging, processing and distributing varieties of forage (hay crops) and cool season turfgrass seeds. The Company also distributes corn, soybean and other seeds as ancillary products. The Company commenced an acquisition program (the "Acquisition Program") in January 1995 and has grown significantly through its business strategy of acquiring reputable, regionally based seed companies with proprietary products and established research, production, processing and distribution channels in their respective markets. These acquisitions, as well as start-up operations, are more fully discussed in Note 1 of Notes to Consolidated Financial Statements in the June 30, 1997 Form 10-KSB and Note 2 of Notes to Consolidated Financial Statements herein. The results of operations of the acquired companies are included in the Company's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. Acquisitions that have effective dates subsequent to July 1, 1996 and therefore impact comparability of the financial information presented herein are as follows:

                                                   Effective
Name                                                  Date
----                                                  ----
     W-L Research, Inc. and Germain's Inc.      September 1, 1996
     E.F. Burlingham & Sons                     April 1, 1997
     The Sexauer Company                        April 1, 1997
     Olsen Fennell Seeds, Inc.                  June 1, 1997
     LaCrosse Seed Corporation                  July 1, 1997

The acquisitions and other operations being included in the Company's consolidated financial statements beginning with each of their effective or start-up dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily indicative of results which may be expected for an entire year. The Company's recent and pending acquisitions have sales that are more concentrated in turgrass seeds compared to earlier acquisitions that were more concentrated in forage seeds. This change in product mix is expected to reduce the variability associated with seasonality in that turfgrass seed operations historically have large selling seasons in the spring and fall whereas the selling season of forage operations is primarily in the spring. However, quarterly operating results will continue to fluctuate depending on the timing of future acquisitions and the relative magnitude of forage and turfgrass seed sales.

The statements discussed herein include forward looking statements that involve a number of risks and uncertainties. These include the Company's historical lack of profitability, need to manage its growth, intense competition in the seed industry, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

Liquidity and Capital Resources

The Company had working capital of $12,966,038 at September 30, 1997, as compared to $7,554,925 at June 30, 1997. To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital. In the three-months ended September 30, 1997 (the "1998 Three-Month Period"), the Company received cash proceeds of $6,073,253 from the exercise of options and warrants to acquire the Company's common stock. The Company also received $9,990,000 in payments on notes receivable at June 30, 1997 from the exercise of options and warrants prior to June 30, 1997.

At June 30, 1997, the Company had a $22 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. At June 30, 1997, the Company also had a $4 million term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997, the revolving line of credit was increased to $25 million and the Company received a $5 million term loan from BofA. At September 30, 1997, $10.2 million was outstanding on the revolving line of credit and the term loan had been fully advanced.

The seed business is subject to wide seasonal fluctuations which result in significant increases in the level of inventory prior to heavier selling seasons and related higher levels of accounts receivable following such sales. In addition, industry practice dictates a significant amount of sales are made with extended terms. The seed business can also be significantly impacted by the weather, which can alter the timing of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. The Company believes it has adequate financial resources to close its pending acquisitions. However, the Company expects that it will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program beyond acquisitions that are currently pending.

During the 1998 Three-Month Period, the Company had net negative cash flows from operating activities of $1,537,200, compared to net cash flows from operating activities of $119,089 during the three-month period ended September 30, 1996 (the "1997 Three-Month Period"). The 1998 Three-Month Period reflects the Company's net earnings of $784,540, adjusted for non-cash operating items and changes in operating assets and liabilities (primarily increases in accounts receivable resulting from the fall selling season that were partially offset by an increase in accounts payable). During the 1998 Three-Month Period, the Company had net negative cash flows from investing activities of $310,541 compared to net negative cash flows from investing activities of $406,902 in the 1997 Three-Month Period, primarily from additions to property, plant and equipment. During the 1998 Three-Month Period, the Company had net cash flows from financing activities of $1,753,581, primarily due to the financing factors stated above offset by a net reduction of short-term debt of $14,015,053 and reductions in amounts due in connection with acquisitions of $4,800,000. Cash flows from financing activities of $7,697,102 during the 1997 Three-Month Period resulted primarily from the issuance of convertible preferred stock. These cash flows resulted in a decrease in cash of $94,160 during the 1998 Three-Month Period and an increase in cash of $7,409,289 during the 1997 Three-Month Period.

Results of Operation

Selected information concerning the results of operations is summarized as follows:

                                Three-Month Period
                                Ended September 30,
                                -------------------
                                1997            1996
                                ----            ----
Net sales                   $40,458,106       7,653,171

Gross profit                  7,534,165       2,040,591
Percentage of net sales            18.6%           26.7%

Operating expenses            6,470,865       3,299,390
Percentage of net sales            16.0%           43.1%

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above which results in certain operations not being included for the entire time periods listed above. Furthermore, companies acquired since July 1, 1996 have generally been larger and more profitable than those acquired prior to that date.

The increase in the amount of gross profit is due to the acquisitions as described above. The decrease in the gross profit percentage is primarily due to a significant change in the mix of products sold resulting from recent acquisitions which have a higher percentage of turfgass seed sales that have historically commanded lower margins than forage seeds. Many turfgrass seed companies use their suppliers, who are typically large farmers that grow seed, to also clean, process, package, store, and finance the seed prior to purchase. This results in lower margins being captured by the turfgrass seed companies. The sales of the recently acquired E.F. Burlingham & Sons and Olsen Fennell Seeds, Inc., aggregating approximately $27.5 million during the 1998 Three-Month Period, are primarily turfgrass seeds at relatively low margins compared to forage seed sales. The Company's goal is to raise gross margins over the next several years as a result of the Company's attempt to consolidate the forage and turfgrass sectors of the seed industry, vertically integrate its operations, and shift its product lines from primarily public varieties (commodities) to proprietary (value added) products.

To accomplish the Company's business strategy, it has been necessary to build its operational infrastructure ahead of revenue growth. As revenue continues to grow, operating expenses as a percentage of sales is expected to decrease due to the spreading of the infrastructure costs over a larger sales base. This ratio is expected to continue to decline as revenue growth continues to exceed growth in expenses and operating synergies occur through integration of the acquired companies into cohesive units.

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the seed operations of new acquisitions. After acquisition, the Company has been able to significantly reduce expenses, as compared to historical operations prior to the effective date of some acquisitions, as a result of operating efficiencies. For example, the Company has combined what were historically six separate operations into three operations. The major components of operating expenses are as follows:

                                  Three-Month Period
                                  Ended September 30,
                                  -------------------
                                   1997           1996
                                   ----           ----
Personnel costs                 $3,458,390     1,577,547
Occupancy expenses               1,069,551       640,513
Vehicle and shipping               335,326       135,242
Outside services                   178,859       161,410
Travel                             285,374       129,793
Advertising and promotion          270,202       197,419

Research and development expenditures were $457,331 in the 1998 Three-Month Period compared to $93,889 in the 1997 Three-Month Period, substantially all of which was attributable to W-L Research, Inc., E.F. Burlingham & Sons, and Olsen Fennell Seeds, Inc., all of which have major research and development programs. As the Company transforms its forage and turfgrass seed businesses to proprietary products and increases gross margins, the Company expects research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

The Company's interest expense increased to $708,360 in the 1998 Three-Month Period compared to $259,818 in the prior year. This was primarily due to increasing the Company's line of credit plus additional funds to finance its growth. In addition, the Company recognized imputed interest expense of $161,233 in the 1998 Three-Month Period compared to $110,148 in the 1997 Three-Month Period to account for the period of time between the effective and closing dates of the Company's acquisitions.

Net earnings for the Company was $784,540, or $0.03 per common and common equivalent share, for the 1998 Three-Month Period compared to a net loss of $1,294,671, or $0.14 per share, in the prior year as a result of the items discussed above. Common and common equivalent shares used in computing earnings
(loss) per share were 28,508,572 during the 1998 Three-Month Period compared to 9,105,682 in the prior year. The increase in common and common equivalent shares reflects additional shares issued, primarily in connection with acquisitions, options, warrants, and conversions of preferred stock, as well as the dilutive impacts of contingently issuable shares in the 1998 Three-Month Period, as discussed in Note 4 of Notes to Consolidated Financial Statements.

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

Impacts of Accounting Standards not yet Adopted

The impacts of recently adopted accounting standards is discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended June 30, 1997 and Note 4 of Notes to Consolidated Financial Statements herein.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 9, 1996, Jonathan R. Curshen commenced a lawsuit in the United States District Court, Middle District of Florida, against the Company, John C. Francis and Johnny R. Thomas, officers of the Company, and Tammie Winfield (a shareholder). The plaintiff sought unspecified compensatory and punitive damages based upon an alleged repudiation of an agreement to sell plaintiff shares of common stock of the Company. The Company and the other defendants denied the allegations. In March 1997, the Company's motion to dismiss this lawsuit was granted by the court. The case was closed on July 17, 1997. However, on July 25, 1997, the plaintiff filed a Motion for Reconsideration requesting the court to re-open the case. The Company does not believe the ultimate outcome of this matter will have a significant effect on the Company or the individuals.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

           27.1 Financial Data Schedule

     (b) Reports on Form 8-K

           One report, as amended, on Form 8-K for August 22, 1997 was filed during the quarter for which this Report is filed, reporting under
           Item 2 the acquisition of Olsen Fennell Seeds, Inc.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         AGRIBIOTECH, INC.,



November 13, 1997        By: /s/ HENRY A. INGALLS
                            --------------------------
                            Henry A. Ingalls,
                            Vice-President/CFO