Form 10KSB/A
period 1997-06-30
AGRIBIOTECH INC
filed 1998-02-17
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________


                                  FORM 10-KSB/A
                                Amendment No. 2


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

     The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 19, 1997, was 25,282,222
                                               ----------

     Documents Incorporated by Reference:  Not Applicable.

                     Exhibit Index is located on page ____

                               Explanatory Note
                               ----------------

     This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB ("Form 10-KSB") for the fiscal year ended June 30, 1997 of Agribiotech, Inc., a Nevada Corporation (the "Company"), is submitted to reflect a restatement of the Company's financial statements related to accounting for the Company's convertible preferred stock as described herein. In addition, as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share, is
                                                     ------------------
required to be applied retroactively upon initial adoption at its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. Furthermore, typographical errors in items 5 and 7 are being corrected. The Company hereby amends its Form 10-KSB in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

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

                                         High     Low
                                         -----   -----
Fiscal 1996
-----------

July 1, 1995 - September 30, 1995        $5.50   $2.56
October 1, 1995 - December 31, 1995      $3.75   $1.56
January 1, 1996 - March 31, 1996         $4.19   $1.94
April 1, 1996 - June 30, 1996            $5.06   $3.50

Fiscal 1997
-----------

July 1, 1996 - September 30, 1996        $4.13   $2.38
October 1, 1996 - December 31, 1996      $2.94   $1.97
January 1, 1997 - March 31, 1997         $3.53   $1.97
April 1, 1997 - June 30, 1997            $7.00   $2.25

Fiscal 1998
-----------

July 1, 1997 - September 26, 1997        $10.50  $6.03

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

     As discussed in note 7 of Notes to the Consolidated Financial Statements, the Company recently became aware of a position taken by the staff of the Securities and Exchange Commission regarding securities, such as the Company's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. This position required the Company to restate its financial statements to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net loss attributable to common stock (on which loss per share is computed) being increased by $3,233,426 to $5,947,191 for Fiscal 1997 and by $2,317,625 to $5,641,757 for Fiscal 1996.
It also changed net loss per common share from $0.17 to $0.38 for Fiscal 1997 and from $0.45 to $0.76 for Fiscal 1996. The restatement had no impact on the Company's consolidated balance sheets, consolidated statements of cash flows, or the net sales, costs, expenses, and net loss shown on the Company's consolidated statements of operations.

     Furthermore, as discussed in note 1(k) of Notes to Consolidated Financial Statements, Statement of Financial Accounting Standards No. 128 requires a retroactive change in the presentation of earnings per share upon initial adoption at its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. Due to losses in the periods presented, such statement did not have a significant impact on the Company's computation of earnings (loss) per share.

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

     The results of operations of the Company's acquisitions are included in the Company's consolidated Financial Statements beginning with the effective date of the acquisition. The table below sets forth quarterly operating data of the Company for Fiscal 1996 and Fiscal 1997. This quarterly information is unaudited, but in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the period presented. As discussed above and explained in note 1(k) and note 7 of Notes to Consolidated Financial Statements, the Company has given retroactive effect to changes in accounting for earnings (loss) per share and for its convertible preferred stock.

                              June 30,    March 31,    Dec. 31,    Sept. 30,
                                1997         1997        1996         1996
                              --------    ---------    --------    ---------
                                  (In thousands, except per share data)
Net Sales                      $24,740      $20,223     $13,288      $ 7,653
Cost of Sales                   18,521       14,831      10,562        5,613
                               -------      -------     -------      -------
    Gross Profit                 6,219        5,392       2,726        2,040
Operating Expenses               7,159        3,981       3,533        3,299
                               -------      -------     -------      -------
    Earnings (Loss)
     from Operations              (940)       1,411        (807)      (1,259)

Other Income
 (Expense)                        (585)        (126)       (372)         (36)
                               -------      -------     -------      -------

Net Earnings (Loss)             (1,525)       1,285      (1,179)      (1,295)

Discount and Imputed
 Dividends on Preferred
 Stock                              30          225       2,271          707
                               -------      -------     -------      -------
Net Earning (Loss) Attributable
 to Common Stock               $(1,555)     $ 1,060     $(3,450)     $(2,002)
                               =======      =======     =======      =======
Net Earnings (Loss)
 per Common Share:
 Basic                         $ (0.07)     $  0.06     $ (0.28)     $ (0.22)
 Diluted                         (0.07)        0.06       (0.28)       (0.22)
                               =======      =======     =======      =======
                              June 30,     March 31,   Dec. 31,    Sept. 30,
                                1996         1996        1995        1995
                              --------     --------    --------    ---------
                                  (In thousands, except per share data)
Net Sales                      $ 9,285      $ 9,744     $ 4,464      $ 2,469
Cost of Sales                    6,854        7,142       3,389        1,851
                               -------      -------     -------      -------
    Gross Profit                 2,431        2,602       1,075          618
Operating Expenses               3,635        2,661       1,944        1,397
                               -------      -------     -------      -------
    Earnings (Loss)
     from Operations            (1,204)         (59)       (869)        (779)

Other Income
 (Expense)                        (154)        (197)        (66)           4
                               -------      -------     -------      -------

Net Earnings (Loss)             (1,358)        (256)       (935)        (775)

Discount and Imputed
 Dividends on Preferred
 Stock                           2,318            -           -            -
                               -------      -------     -------      -------
Net Earnings (Loss) Attributable
 to Common Stock               $(3,676)     $  (256)    $  (935)     $  (775)
                               =======      =======     =======      =======
Net Earnings (Loss)
 per Common Share:
 Basic                         $ (0.47)     $ (0.03)    $ (0.13)     $ (0.11)
 Diluted                         (0.47)       (0.03)      (0.13)       (0.11)
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

As explained in note 7 to the consolidated financial statements, the Company has given retroactive effect to a change in accounting for its convertible preferred stock.

                                  KPMG Peat Marwick LLP


Albuquerque, New Mexico
September 26, 1997, except as to
  note 1(K) and the twelfth
  paragraph of note 7, which
  are as of February 10, 1998

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

                              AGRIBIOTECH, INC. AND SUBSIDIARIES

                              Consolidated Statements of Operations

                                                                       Nine-month
                                         Year ended    Year ended     period ended
                                           June 30,     June 30,       June 30,
                                            1997          1996           1995
                                        -----------    ----------     ------------
Net sales                               $65,904,058    25,961,541        4,753,608
Cost of sales                            49,527,150    19,235,670        3,397,860
                                        -----------    ----------     ------------
          Gross profit                   16,376,908     6,725,871        1,355,748
Operating expenses                       17,971,813     9,636,863        2,779,185
                                        -----------    ----------     ------------
          (Loss) from operations         (1,594,905)   (2,910,992)      (1,423,437)
                                        -----------    ----------     ------------

Other income (expense):
    Interest expense                     (1,691,084)     (464,515)         (35,624)
    Interest income                         344,417        87,255           21,861
    Other                                   227,807        35,880)          30,513
                                        -----------    ----------     ------------
          Total other income (expense)   (1,118,860)     (413,140)          16,750
                                        -----------    ----------     ------------
          Net (loss)                     (2,713,765)   (3,324,132)      (1,406,687)

Discount and imputed dividends
    on preferred stock                    3,233,426     2,317,625                -
                                        -----------    ----------     ------------
    Net (loss) attributable to
        comon stock                     $(5,947,191)   (5,641,757)      (1,406,687)
                                        ===========    ==========     ============
Shares of common stock used in
    computing (loss) per common share:

    Basic                                15,549,184     7,458,594        5,484,527
    Diluted                              15,549,184     7,458,594        5,484,527
                                        ===========    ==========     ============

          Net (loss) per share:
              Basic                     $     (0.38)        (0.76)           (0.26)
              Diluted                   $     (0.38)        (0.76)           (0.26)
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

        Proforma results of operations (unaudited) assuming the above acquisitions had occurred at the beginning of the periods presented are as follows:

                                              Year ending      Year ending
                                             June 30, 1997    June 30, 1996
                                             -------------    -------------
              Revenue                        $133,076,590    $108,334,417
              Net (loss)                       (1,829,681)     (6,546,875)
              Net (loss) attributable to
               common stock                    (5,063,107)     (8,407,892)
              Net (loss) per share                  (0.31)          (0.98)

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

    (j) Employee Stock Options
        ----------------------

        Under Accounting Principles Board Opinion No. 25, the Company does not record compensation for stock options granted to employees unless the exercise price is less than the quoted market price of the Company's common stock at the date of grant. To date, the Company has not granted any stock options to employees under which compensation has been recorded. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123 which allows the Company to continue its present policy or, alternatively, to record a compensation element for stock options granted to employees on the "fair value based method" which generally uses a modeling technique to calculate the fair value of options issued. The Company has elected to continue its present method of accounting for employee stock options. Had the Company adopted the alternative method provided by SFAS No. 123 the net loss, net loss attributable to common stock and net loss per share would have been $3,603,236, $6,836,662 and $0.44 for the year ended June 30, 1997 and $3,561,625, $5,879,250 and
        $0.79 for the year ended June 30, 1996. The weighted-average grant-date fair value of options granted was $644,035 in the year ended June 30, 1997 and $5,288,928 in the year ended June 30, 1996. Such computations were made using the Black-Scholes modeling technique which was developed based on the relationship between the trading prices of stock options which are actively traded in the securities market and the trading prices of the common stock underlying those options. Options to acquire ABT common stock are not traded in the securities market. The modeling technique requires the utilization of assumptions, the weighted average of which for the years ended June 30, 1997 and 1996 were 5.8% and 5.7% for risk-free interest rate; 2.2 years and 3.0 years for expected life; 37% and 47% for expected volatility; and 0% and 0% for expected dividends.

    (k) (Loss) Per Common Share
        -----------------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

        The FASB has issued SFAS No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption at its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. The Company is required to make a dual presentation on the face of the income statement of "basic" earnings per share, based on the average number of common shares outstanding during each period without any dilution, and "diluted" earnings per share, reflecting all dilution from contingently issuable securities. Due to losses in the periods presented, contingently issuable shares, consisting of options, warrants, and convertible preferred stock, are anti-dilutive and have been excluded. Therefore, the application of SFAS No. 128 did not have a significant impact on the Company's computation of earnings (loss) per share for the periods presented.

    (l) Recently Adopted Accounting Standards
        -------------------------------------

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

    When the Company issued the Series B Convertible Preferred Stock in April 1996 and the Series C Convertible Preferred Stock in September 1996 (collectively, the "Preferred Stock"), the Company determined the economic substance of the Preferred Stock was equivalent to common stock. This conclusion was reached because the documents authorizing the Preferred Stock provide that the holders of the Preferred Stock are not entitled to receive dividends, the Company has no requirements to make any cash payments with respect to the Preferred Stock, and the ultimate satisfaction of the Preferred Stock would be through conversion to common stock, either by the election of the holders or automatically at the future date provided by the underlying documents. Accordingly, the Company did not reflect any accounting consequences of the conversion features of the Preferred Stock or account for dividends on the Preferred Stock. In March 1997, an announcement was made at a meeting of the FASB's Emerging Issues Task Force (Topic No. D-
    60) setting forth the position of the staff of the Securities and Exchange Commission (the "Staff") regarding securities containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. The Staff stated that an allocation of the proceeds from the issuance of the securities should be made to the conversion feature and the resulting discount is analogous to a dividend that should be recognized as a return to the holders of the securities over the period between issuance and when the securities first become convertible. The Staff also stated that affected financial statements should be restated. Although the Preferred Stock will ultimately be converted into common stock, the Company restated its financial statements to reflect the Staff's position in February 1998 shortly after becoming aware of Topic No. D-60. The application of the Staff's position results in the recognition of discounts of $2,718,622 and $2,164,596 during the years ended June 30, 1997 and 1996 and imputed dividends of $514,804 and $153,029 in such years. As restated, such amounts are reflected in net loss attributable to common stock (on which loss per share is computed). This resulted in the net loss attributable to common stock being increased by $3,233,426 to $5,947,191 for the year ended June 30, 1997 and by $2,317,625 to $5,641,757 for the year ended June 30, 1996.
    It also changed net loss per common share from $0.17 to $0.38 for the year ended June 30, 1997 and from $0.45 to $0.76 for the year ended June 30, 1996. The discounts and imputed dividends were attributed to capital in excess of par value and, therefore, resulted in no change in stockholders' equity. The restatement had no impact on the Company's consolidated balance sheets, consolidated statements of cash flows, or the net sales, costs, expenses, and net loss shown on the Company's consolidated statements of operations.

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

    In March 1996, the Company entered into a bridge financing agreement, pending the completion of the Series B Convertible Preferred Stock issuance described above, under which the Company borrowed $1,000,000 from an individual, who was also a stockholder of the Company. The loan was repaid from the proceeds of the Series B Convertible Preferred Stock offering. Under the agreement, interest was paid on the loan at 9 percent per annum and the lender was granted a five year option to purchase 500,000 shares of the Company's common stock exercisable at $2.50 per share which equaled the market price at the grant date. The Company has imputed $27,616 of additional interest expense under this agreement to reflect the relative risk undertaken by the lender. In addition, the Company granted a five year option to purchase 250,000 shares of the Company's common stock exercisable at $2.50 per share to the agent for the lender, who was also a consultant to the Company. The Company determined that the compensation attributable to the agent's services was $50,000, which was amortized over the term of the loan agreement. In June 1996, the Company entered into an additional agreement with the holders of these options under which 250,000 of these options were exercised, along with the conversion of 150,000 Class B Warrants, with the Company receiving $625,000 in cash, and the remaining 500,000 options were canceled.

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

Dated:  February 13, 1998

                                         AGRIBIOTECH, INC.

                                         By: /s/ Johnny R. Thomas
                                             --------------------
                                               Johnny R. Thomas,
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Johnny R. Thomas       Chief Executive Officer        February 13, 1998
-----------------------    (Principal Executive Officer
Johnny R. Thomas           and Director


/s/ Henry A. Ingalls      Vice President and Treasurer    February 13, 1998
-----------------------    (Principal Financial and
Henry A. Ingalls           Accounting Officer)


/s/ Scott J. Loomis       Vice President and Director     February 13, 1998
-----------------------
Scott J. Loomis

/s/ John C. Francis       Vice President, Secretary       February 13, 1998
-----------------------    and Director
John C. Francis

                          President and Director          February 13, 1998
-----------------------
Kent Schulze

                          Director                        February 13, 1998
-----------------------
James W. Hopkins

/s/ Richard P. Budd       Director                        February 13, 1998
-----------------------
Richard P. Budd