Form 10-Q/A
period 1997-09-30
AGRIBIOTECH INC
filed 1998-02-17
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q/A
                                Amendment No. 1



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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q ("Form 10-Q") for the quarterly period ended September 30, 1997 of AgriBioTech, Inc., a Nevada corporation (the "Company") is submitted in order to reflect a restatement of the Company's financial statements related to accounting for the Company's convertible preferred stock as described herein. In addition, Statement of Financial Accounting Standards No. 128, Earnings Per Share, is
                                                     ------------------
required to be applied retroactively upon initial adoption at its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. Therefore, the Company hereby amends its Form 10-Q in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

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

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                         Three-month period
                                                         ended September 30,
                                                       -------------------------
                                                          1997          1996
                                                       -----------  ------------
Net sales                                              $40,458,106    7,653,171
Cost of sales                                           32,923,941    5,612,580
                                                       -----------   ----------
          Gross profit                                   7,534,165    2,040,591
Operating expenses                                       6,470,865    3,299,390
                                                       -----------   ----------
          Earnings (loss) from operations                1,063,300   (1,258,799)
                                                       -----------   ----------

Other income (expense):
    Interest expense                                      (708,360)    (259,818)
    Interest income                                         73,962       89,984
    Other                                                  355,638      133,962
                                                       -----------   ----------
          Total other income (expense)                    (278,760)     (35,872)
                                                       -----------   ----------
          Net earnings (loss)                              784,540   (1,294,671)

Discount and imputed dividends on preferred stock           26,718      706,850
                                                       -----------   ----------
Net earnings (loss) attributable to common stock           757,822   (2,001,521)
                                                       ===========   ==========
Shares of common stock used in computing earnings
 (loss) per common share:
    Basic                                               25,073,230    9,105,682
    Diluted                                             28,213,336    9,105,682
                                                       ===========   ==========
Net earnings (loss) per common
 share:
    Basic                                              $      0.03        (0.22)
     Diluted                                                  0.03        (0.22)
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

                                       Three-month period ended
                                       ------------------------
                                         September 30, 1996
                                         ------------------
Net sales                                   $40,534,001
Net earnings                                     87,111
Net (loss) attributable to common stock        (619,739)
Net (loss) per share                              (0.06)

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

Since June 30, 1997, the Company has increased its outstanding stock options through grants to new employees, options for all employees (including former owners) of acquired entities who continued employment with the Company, and options for the former owners of LaCrosse in connection with their covenant not to compete. These grants aggregated 189,300 shares of the Company's common stock from the Company's Employee Stock Option Plan and 1,200,000 shares outside of this plan at prices ranging from $3.00 to $8.44. The exercise price of all options granted equaled or exceeded the quoted market price at the date the options were granted.

When the Company issued its Series B Convertible Preferred Stock in April 1996 and its Series C Convertible Preferred Stock in September 1996 (collectively, the "Preferred Stock"), the Company determined the economic substance of the Preferred Stock was equivalent to common stock. This conclusion was reached because the documents authorizing the Preferred Stock provide that the holders of the Preferred Stock are not entitled to receive dividends, the Company has no requirements to make any cash payments with respect to the Preferred Stock, and the ultimate satisfaction of the Preferred Stock would be through conversion to common stock, either by the election of the holders or automatically at the future date provided by the underlying documents. Accordingly, the Company did not reflect any accounting consequences of the conversion features of the Preferred Stock or account for dividends on the Preferred Stock. In March 1997, an announcement was made at a meeting of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force (Topic No. D-60) setting forth the position of the staff of the Securities and Exchange Commission (the "Staff") regarding securities containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. The Staff stated that an allocation of the proceeds from the issuance of the securities should be made to the conversion feature and the resulting discount is analogous to a dividend that should be recognized as a return to the holders of the securities over the period between issuance and when the securities first become convertible. The Staff also stated that affected financial statements should be restated. Although the Preferred Stock will ultimately be converted into common stock, the Company restated its financial statements to reflect the Staff's position in February 1998 shortly after becoming aware of Topic No. D-60. The application of the Staff's position results in discounts of none and $547,003 during the three-month periods ended September 30, 1997 and 1996 and imputed dividends of $26,718 and $159,847 in such periods. As restated, such amounts are reflected in net earnings (loss) attributable to common stock (on which earnings
(loss) per share is computed). This resulted in the net earnings attributable to common stock being decreased by $26,718 to $757,822 for the three-month period ended September 30, 1997 and net loss attributable to common stock being increased by $706,850 to $2,001,521 for the three-month period ended September 30, 1996. It did not change earnings per share for the three-month period ended September 30, 1997 but changed net loss per common share from $0.14 to $0.22 for the three-month period ended September 30, 1996. The discounts and imputed dividends were attributed to capital in excess of par value and, therefore, resulted in no change in stockholders' equity. The restatement had no impact on the Company's consolidated balance sheets, statements of cash flows, or the net sales, costs, expenses, and net earnings (loss) shown on the Company's consolidated statements of operations.

(4)  Earnings per Share
     ------------------

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption at its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. The company is required to make a dual presentation on the face of the income statement of "basic" earnings per share, based on the average number of common shares outstanding during each period without any dilution, and "diluted" earnings per share, reflecting all dilution from contingently issuable securities. Such statement did not have a significant impact on the Company's computation of earnings (loss) per share. The impacts of outstanding options and warrants were dilutive during the three-month period ended September 30, 1997 and, therefore, are reflected in the computation of diluted earnings per share but the impacts of the Company's convertible preferred stock were anti-dilutive and not included. All such items were anti-dilutive in the three-month period ended September 30, 1996 and not reflected in diluted loss per share. The number of shares used in computing diluted earnings per share for the three-month period ended September 30, 1997 is as follows:

Weighted average shares outstanding                             25,073,230
Options and warrants                                             3,140,106
                                                                ----------

   Total shares used in computing diluted earnings per share    28,213,336
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

Net earnings for the Company was $784,540 for the 1998 Three-Month Period compared to a net loss of $1,294,671 in the prior year as a result of the items discussed above. Average common shares outstanding was 25,073,230 during the 1998 Three-Month Period compared to 9,105,682 in the prior year. The increase reflects additional shares issued, primarily in connection with acquisitions, options, warrants, and conversions of preferred stock as discussed in Note 4 of Notes to Consolidated Financial Statements.

As discussed in note 3 of Notes to the Consolidated Financial Statements, the Company recently became aware of a position taken by the staff of the Securities and Exchange Commission regarding securities, such as the Company's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. This position required the Company to restate its financial statements to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net earnings attributable to common stock (on which earnings (loss) per share is computed) being decreased by $26,718 to $757,822 for the 1998 Three-Month Period and net loss attributable to common stock being increased by $706,850 to $2,001,521 for the 1997 Three-Month Period, did not change net earnings per common share for the 1998 Three-Month Period, and changed net loss per common share from $0.14 to $0.22 for the 1997 Three-Month Period. The restatement had no impact on the Company's consolidated balance sheets, statements of cash flows, or the net sales, costs, expenses, and net earnings (loss) shown on the Company's consolidated statements of operations.

Furthermore, as discussed in note 4 of Notes to Consolidated Financial Statements, Statement of Financial Accounting Standards No. 128 requires a retroactive change in the presentation of earnings per share upon initial adoption at its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. Such statement did not have a significant impact on the Company's computation of earnings <loss> per share.

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



                         AGRIBIOTECH, INC.,



February 13, 1998        By: /s/ HENRY A. INGALLS
                            --------------------------
                            Henry A. Ingalls,
                            Vice-President/CFO