Form 10-Q
period 1997-12-31
AGRIBIOTECH INC
filed 1998-02-17
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1997.

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

                                (702) 798-1969
             (Registrant's telephone number, including area code)



          Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ----   ----.

          As of February 2, 1998, the registrant had 31,192,638 shares of Common Stock, par value $.001 per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                                    ASSETS

                                                                              December 31,             June 30,
                                                                                 1997                    1997
                                                                              ------------           ----------
Currents assets:

     Cash and cash equivalents                                                $  8,235,871            2,553,634
     Accounts receivable, less allowance for doubtful accounts
       of $861,019 at December 31, 1997 and $729,352 at June 30, 1997           14,241,620           17,474,887
     Inventories                                                                34,167,138           23,328,961
     Notes receivable from sale of common stock                                          -            9,990,000
     Other                                                                         774,289              646,508
                                                                              ------------           ----------
               Total current assets                                             57,418,918           53,993,990

Property, plant and equipment, net                                              21,713,245           17,864,052

Intangible assets, net of accumulated amortization                              26,018,264           22,544,539

Investment in associated entity                                                  1,064,616              567,235

Other assets                                                                       139,498              143,209
                                                                              ------------           ----------
               Total assets                                                   $106,354,541           95,113,025
                                                                              ============           ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES


                          Consolidated Balance Sheets

                                  (Unaudited)



                      LIABILITES AND STOCKHOLDERS' EQUITY

                                                                               December 31,              June 30,
                                                                                  1997                    1997
                                                                              -------------          ------------
Current liabilities:
     Short-term debt                                                        $           -            24,203,431
     Current installments of long-term obligations                              1,565,952             1,056,770
     Accounts payable                                                          14,597,325            10,601,813
     Accrued liabilites                                                         1,701,685             3,277,051
     Amount due in connection with acquisition                                  1,600,000             7,300,000
                                                                            -------------          ------------
                   Total current liabilities                                   19,464,962            46,439,065

Long-term obligations, excluding current installments                           5,274,206             2,667,609

Deferred income taxes                                                           1,018,369             1,018,369
                                                                            -------------          ------------
                   Total liabilities                                           25,757,537            50,125,043
                                                                            -------------          ------------


Stockholders' equity:
     Preferred stock, $.001 par value; authorized 10,000,000 shares;
       issued and outstanding 1,100 shares at December 31, 1997
       (aggregate liquidation preference of $1,275,101) and 1,100 shares
       at June 30, 1997 (aggregate liquidation preference of $1,221,666)                1                     1
     Common stock, $.001 par value; authorized 50,000,000
       shares; issued and outstanding 28,821,729 shares at
       December 31, 1997 and 23,743,385 shares at June 30, 1997                    28,822                23,743
     Capital in excess of par value                                            93,601,742            49,439,319
Common stock to be issued in acquisition                                                -             7,950,000
Accumulated (deficit)                                                         (13,033,561)          (12,425,081)
                                                                           --------------          ------------
                 Total stockholders' equity                                    80,597,004            44,987,982
                                                                           --------------          ------------

Commitments, contingencies and subsequent events (note B)

                 Total liabilities and stockholders' equity                $  106,354,541            95,113,025
                                                                           ==============          ============

See accompanying ntoes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                          Six-month period                Three-month period
                                                          ended December 31,              ended December 31,
                                                          ------------------              ------------------
                                                         1997            1996             1997           1996
                                                      -----------    ------------      ----------     ----------
Net sales                                             $63,814,861      20,941,341      23,356,755     13,288,170
Cost of sales                                          51,586,043      16,174,516      18,662,102     10,561,936
                                                      -----------    ------------      ----------     ----------
          Gross profit                                 12,228,818       4,766,825       4,694,653      2,726,234
Operating expenses                                     12,678,943       6,832,788       6,208,078      3,533,398
                                                      -----------    ------------      ----------     ----------
          (Loss) from operations                         (450,125)     (2,065,963)     (1,513,425)      (807,164)
                                                      -----------    ------------      ----------     ----------
Other income (expense):
  Interest expense                                     (1,110,071)       (621,126)       (401,711)      (361,308)
  Interest income                                         150,675         173,910          76,713         83,926
  Other                                                   801,041          39,209         445,403        (94,753)
                                                      -----------    ------------      ----------     ----------
          Total other income (expense)                   (158,355)       (408,007)        120,405       (372,135)
                                                      -----------    ------------      ----------     ----------
          Net (loss)                                     (608,480)     (2,473,970)     (1,393,020)    (1,179,299)

Discount and imputed dividends on preferred stock          53,436       2,977,686          26,718      2,270,835
                                                      -----------    ------------      ----------     ----------
          Net (loss) attributable to common stock     $  (661,916)     (5,451,656)     (1,419,738)    (3,450,134)
                                                      ===========    ============      ==========     ==========

Shares of common stock used in computing
 (loss) per common share:
    Basic                                              25,905,412      10,808,746      26,737,594     12,511,810
    Diluted                                            25,905,412      10,808,746      26,737,594     12,511,810
                                                      ===========    ============      ==========     ==========

          Net (loss) per common share:
               Basic                                  $     (0.03)          (0.50)          (0.05)         (0.28)
               Diluted                                      (0.03)          (0.50)          (0.05)         (0.28)
                                                      ===========    ============      ==========     ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)



                                     Preferred stock                Common stock                 Capital in      Common stock
                                 -------------------------     ------------------------          excess of       to be issued
                                   Shares        Amount          Shares       Amount             par value      in acquisition
                                 ---------     -----------     ----------  ------------         ----------      --------------
Balance at June 30, 1997             1,100      $       1      23,743,385    $   23,743          49,439,319         7,950,000

Common stock issued for:
    Cash                                 -              -       1,500,000         1,500          17,623,500                 -
    Exercise of options                  -              -         412,834           413           1,320,741                 -
    Exercise of warrants                 -              -       2,085,625         2,086          14,804,789                 -
    Acquisitions                         -              -       1,017,385         1,017           9,948,983        (7,950,000)
    Reduction of indebtedness            -              -          62,500            63             499,937                 -
Expenses of stock issuances              -              -               -             -             (35,527)                -
Net earnings                             -              -               -             -                   -                 -
                                 ---------     ----------     -----------     ---------          ----------      ------------
Balance at December 31, 1997         1,100     $        1      28,821,729     $  28,822          93,601,742                 -
                                 =========     ==========     ===========     =========          ==========      ============


                                   Accumulated
                                   (deficit)             Total
                                  -----------         -----------
Balance at June 30, 1997         (12,425,081)          44,987,982

Common stock issued for:
    Cash                                   -           17,625,000
    Exercise of options                    -            1,321,154
    Exercise of warrants                   -           14,806,875
    Acquisitions                           -            2,000,000
    Reduction of indebtedness              -              500,000
Expenses of stock issuances                -              (35,527)
Net earnings                        (608,480)            (608,480)
                                  ----------         ------------
Balance at December 31, 1997     (13,033,561)          80,597,004
                                 ===========         ============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows


                                  (Unaudited)

                                                                                                   Six-month period
                                                                                                   ended December 31,
                                                                                                  --------------------
                                                                                              1997                  1996
                                                                                           -----------          -----------
Cash flows from operating activities:
          Net (loss)                                                                      $   (608,480)          (2,473,970)
          Adjustments to reconcile net (loss) to net cash
           flows from operating activities:
                Amortization                                                                   644,127               83,534
                Depreciation                                                                   649,598              371,103
                Equity in earnings of associated entity                                       (479,881)             (58,071)
                Common stock for services                                                            -               65,010
                Changes in assets and liabilities, excluding
                 effects of acquisitions:
                   Accounts receivable                                                       4,041,336              493,821
                   Inventories                                                              (9,427,155)          (6,129,219)
                   Other assets                                                                124,565              (70,829)
                   Payables                                                                  3,212,284            5,664,836
                   Accrued liabilities                                                      (1,894,918)            (509,688)
                                                                                          ------------          -----------
                Net cash flows from operating activities                                    (3,738,524)          (2,563,473)
                                                                                          ------------          -----------

Cash flows from investing activities:
          Additions to property, plant and equipment                                        (1,885,991)            (587,521)
          Additions to intangible assets                                                             -               (4,302)
          Advances to associated entity                                                        (17,500)                   -
          Acquisitions                                                                      (6,000,000)         (15,997,034)
                                                                                          ------------          -----------

                Net cash flows from investing activities                                    (7,903,491)         (16,588,857)
                                                                                          ------------          -----------

Cash flows from financing activities:
          Net proceeds (repayments) of short-term debt                                     (24,203,431)           7,405,830
          Additions to long-term debt                                                        5,000,000              845,982
          Repayments of long-term debt                                                      (1,979,819)            (190,392)
          Payments on amount due in connection with acquisition                             (5,200,000)                   -
          Sale of preferred stock                                                                    -           10,000,000
          Sale of common stock                                                              17,625,000                    -
          Exercise of options                                                                1,321,154            3,024,054
          Exercise of warrants                                                              14,806,875                    -
          Redemption of preferred stock                                                              -           (1,244,357)
          Expenses of stock issuance                                                           (35,527)          (1,380,201)
          Payments on notes receivable from sale of stock                                    9,990,000                    -
                                                                                          ------------          -----------
                Net cash flows from financing activities                                    17,324,252           18,460,916
                                                                                          ------------          -----------
Net increase (decrease) in cash and cash equivalents                                         5,682,237             (691,414)
Cash and cash equivalents at beginning of period                                             2,553,634            2,522,309
                                                                                          ------------          -----------
Cash and cash equivalents at end of period                                                $  8,235,871            1,830,895
                                                                                          ============          ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                  Six-month period
                                                                                 ended December 31,
                                                                                 ------------------
                                                                               1997             1996
                                                                            -----------      ----------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                               $ 1,168,027         613,053
                                                                            ===========      ==========
Non cash investing and financing activities:
 Accrued costs of acquisition                                               $   100,000         835,000
 Common stock issued to reduce indebtedness                                     500,000               -
 Common stock issued in acquisition                                           2,000,000               -
                                                                            ===========      ==========

Summary of assets and liabilities acquired through acquisitions:
 Cash                                                                       $         -               -
 Accounts receivable                                                            808,069       1,991,765
 Inventories                                                                  1,411,022       8,778,624
 Property, plant and equipment                                                2,612,800       4,693,197
 Intangible assets                                                            4,117,852       1,807,910
 Other assets                                                                   248,635         676,111
 Accounts payable and accrued expenses                                       (1,002,780)       (762,401)
 Long-term and short-term debt                                                  (95,598)       (353,172)
                                                                            -----------      ----------
    Net assets acquired                                                     $ 8,100,000      16,832,034
                                                                            ===========      ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996
                                  (Unaudited)

================================================================================

(A)    Presentation of Unaudited Financial Statements
       ----------------------------------------------

AgriBioTech, Inc. ("ABT" or the "Company") is a vertically integrated agricultural seed company specializing in developing, processing, packaging and distributing varieties of forage (hay crops) and cool season turfgrass seeds. The Company also distributes corn, soybean and other seeds as ancillary products. Since January 1, 1995, the Company has followed a business strategy to acquire established, regionally based seed companies with proprietary products and established research, production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turfgrass sectors of the seed industry.

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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and six-month periods ended December 31, 1997 and 1996. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(B)    Acquisitions
       ------------

The Company purchased substantially all of the assets of LaCrosse Seed
Corporation ("LaCrosse") effective July 1, 1997.   The transaction was recorded
using the purchase method of accounting. The purchase includes cash, inventory, accounts receivable, prepaid assets, fixed assets and intangible assets, less accounts payable and certain assumed liabilities. The net purchase price was paid through cash of $5 million paid at closing and 229,885 shares of ABT common stock valued at $2 million. In addition, the Company paid each of the two former principals $500,000 for covenants not to compete. Intangible assets consist of covenants not to compete, trademark rights and goodwill.

During the year ended June 30, 1997, the Company consummated the acquisitions described in note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended June 30, 1997. Since all consummated acquisitions are included in the Company's consolidated results of operation for the entire three-month and six-month periods ended December 31, 1997, pro forma results of operations are the same as the actual amounts. Unaudited pro forma results of operations assuming all acquisitions had occurred at the beginning of the period presented, are as follows:

                                                Six-month        Three-month
                                              period ended      period ended
                                            December 31, 1996  December 31, 1996
                                            -----------------  -----------------
Net sales                                   $67,902,273        $27,592,110
Net (loss)                                   (2,173,730)        (2,279,656)
Net (loss) attributable to common stock      (5,151,416)        (4,550,491)
Net (loss) per common share - basic and
           diluted                                (0.44)             (0.34)

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996
                                  (Unaudited)
===============================================================================


On September 5, 1997, the Company signed a letter of intent to acquire through merger all of the capital stock of Lofts Seed, Inc. and its affiliated companies, Budd Seed, Inc. and Sunbelt Seeds, Inc. (collectively "Lofts").
Lofts is one of the premier turfgrass seed companies in the United States with unaudited total assets at June 30, 1997 of approximately $23.4 million and, for the twelve months ended June 30, 1997, net sales of approximately $74.7 million and income before income taxes of approximately $4.0 million. The Company completed this acquisition on January 6, 1998. The net purchase price was paid through cash of approximately $16.7 million paid at closing and 2,000,000 shares of ABT common stock valued at $17 million, based on the price when the terms of
the agreement were reached.   The transaction will be recorded using the
purchase method of accounting.

On October 6, 1997, the Company signed a letter of intent to acquire all of the ownership interests of Seed Corporation of America, Green SCA Corp. and Green Seed Company Limited Partnership, which are companies with common ownership ("SeedCo/Green"). SeedCo/Green are major distributors of forage and turfgrass seed in the eastern United States with unaudited total assets at June 30, 1997 of approximately $7.8 million and, for the twelve months ended June 30, 1997, net sales of approximately $38.7 million and income before income taxes of approximately $0.5 million. The Company completed this acquisition on January 9, 1998. The net purchase price was paid through cash of approximately $10 million. The transaction will be recorded using the purchase method of accounting.

In November 1997, December 1997 and January 1998, the Company signed letters of intent to acquire substantially all of the business assets and operations of Discount Farm Center, Inc., Kinder Seed, Inc., Las Vegas Fertilizer Co., Inc., The Ohio Seed Company, Inc., VanDyke Seed Company, Inc., Willamette Seed Co. and Zajac Performance Seeds, Inc. which are unaffiliated companies. These companies are regional producers and distributors of forage and turfgrass seed in various areas of the United States with unaudited total assets at December 31, 1997 of approximately $56.7 million and, for the six month period ended December 31, 1997, had net sales of approximately $42.2 million and a loss before income taxes of approximately $0.8 million. The Company anticipates completing these transactions in March through May of 1998. The net purchase price will be paid through cash of approximately $32 million and approximately 1.5 million shares of ABT common stock valued at approximately $18 million based on the prices when the terms of the agreements were reached. These acquisitions will be recorded using the purchase method of accounting.


(C)    Capital Stock
       -------------

In December 1997, the Company issued 1,500,000 shares of its common stock to the State of Wisconsin Investment Board for $11.75 per share aggregating $17,625,000. Between July 1, 1997 and December 31, 1997, 1,900,000 of the
Company's Class C Warrants were exercised at their stated conversion price of $7.50 and 185,625 other warrants were exercised at their stated conversion price of $3.00 per share. In addition, options for 412,834 shares of the Company's common stock were exercised at their stated exercise prices ranging from $1.81 to $6.94.

Between July 1, 1997 and December 31, 1997, the Company increased its outstanding stock options through grants to new employees, options for all employees (including former owners) of acquired entities who continued employment with the Company, and options for the former owners of LaCrosse in connection with their covenant not to compete. These grants aggregated xx shares of the Company's common stock from the Company's Employee Stock Option Plan and xx shares outside of this plan at prices ranging from $xx to $xx. The exercise price of all options granted equaled or exceeded the quoted market price at the date the options were granted.

When the Company issued its Series B Convertible Preferred Stock in April 1996 and its Series C Convertible Preferred Stock in September 1996 (collectively, the "Preferred Stock"), the Company

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996
                                  (Unaudited)

================================================================================


determined the economic substance of the Preferred Stock was equivalent to common stock. This conclusion was reached because the documents authorizing the Preferred Stock provide that the holders of the Preferred Stock are not entitled to receive dividends, the Company has no requirements to make any cash payments with respect to the Preferred Stock, and the ultimate satisfaction of the Preferred Stock would be through conversion to common stock, either by the election of the holders or automatically at the future date provided by the underlying documents. Accordingly, the Company did not reflect any accounting consequences of the conversion features of the Preferred Stock or account for dividends on the Preferred Stock. In March 1997, an announcement was made at a meeting of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force (Topic No. D-60) setting forth the position of the staff of the Securities and Exchange Commission (the "Staff") regarding securities containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. The Staff stated that an allocation of the proceeds from the issuance of the securities should be made to the conversion feature and the resulting discount is analogous to a dividend that should be recognized as a return to the holders of the securities over the period between issuance and when the securities first become convertible. The Staff also stated that affected financial statements should be restated. Although the Preferred Stock will ultimately be converted into common stock, the Company has applied the Staff's position for the three-month and six-month periods ended December 31, 1997 and has restated its financial statements for the three-month and six-month periods ended December 31, 1996. The application of the Staff's position results in discounts of none during the three-month and six-month periods ended December 31, 1997 and $2,030,910 and $2,577,913 during the three-month and six-month periods ended December 31, 1996. In addition, imputed dividends of $26,718 and $53,436 were recorded during the three-month and six-month periods ended December 31, 1997 and $239,925 and $399,773 were recorded during the three-month and six-month periods ended December 31, 1996. Such amounts are reflected in net loss attributable to common stock (on which loss per share is computed). This resulted in the net loss attributable to common stock being increased by $26,718 to $1,419,738 and $53,436 to $661,916 for the three-month and six-month periods ended December 31, 1997 and by $2,270,835 to $3,450,134 and $2,977,686 to
$5,451,656 for the three-month and six-month periods ended December 31, 1996. It also changed net loss per common share from $0.09 to $0.28 for the three-month period ended December 31, 1996 and from $0.23 to $0.50 for the six-month period ended December 31, 1996. The discounts and imputed dividends were attributed to capital in excess of par value and, therefore, resulted in no change in stockholders' equity. Applying the Staff's position and the restatement of 1996 periods had no impact on the Company's consolidated balance sheets, consolidated statements of cash flow, or the net sales, costs, expenses, and net loss shown on the Company's consolidated statements of operations.



(D)    Earnings per Share
       ------------------

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption its effective date, which for the Company is in connection with the quarter ended December 31, 1997. Accordingly, the Company has applied SFAS No. 128 herein. The Company is required to make a dual presentation on the face of the income statement of "basic" earnings per share, based on the average number of common shares outstanding during each period without any dilution, and "diluted" earnings per share, reflecting all dilution from contingently issuable securities. Due to losses in the periods presented, contingently issuable shares, consisting of options, warrants, and convertible preferred stock, are anti-dilutive and have been excluded. Therefore, the application of SFAS No. 128 did not have a significant impact on the Company's computation of earnings per share for the periods presented.

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996
                                  (Unaudited)


================================================================================

(E)    Short-term Debt
       ---------------

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green described above, the Company obtained a $10 million bridge loan from the Bank of America ("BofA"). This loan bears interest at xx% above the prime rate and is due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts and SeedCo/Green. These include revolving lines of credit aggregating approximately $33 million and term date aggregating approximately $9 million. These facilities expire in June 1998 and March 1999 and bear interest at 1.25% to 1.5% above the prime rate. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires March 31, 1998, its $5 million term loan, and the above bridge loan, as well as the facilities assumed in the Lofts and SeedCo/Green acquisitions. The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with the acquisitions not yet consummated.


                           -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following discussion and analysis of financial condition and results of operation should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a vertically integrated agricultural seed company specializing in developing, packaging, processing and distributing varieties of forage (hay crops) and cool season turfgrass seeds. The Company also distributes corn, soybean and other seeds as ancillary products. The Company commenced an acquisition program (the "Acquisition Program") in January 1995 and has grown significantly through its business strategy of acquiring reputable, regionally based seed companies with proprietary products and established research, production, processing and distribution channels in their respective markets. These acquisitions, as well as start-up operations, are more fully discussed in
Note 1 of Notes to Consolidated Financial Statements in the June 30, 1997 Form 10-KSB and Note B of Notes to Consolidated Financial Statements herein. The results of operations of the acquired companies are included in the Company's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. Completed acquisitions that have effective dates subsequent to July 1, 1996 and therefore impact comparability of the financial information presented herein are as follows:

                                                    Effective
              Name                                    Date
              ----                                  ---------
     W-L Research, Inc. and Germain's Inc.      September 1, 1996
     E.F. Burlingham & Sons                     April 1, 1997
     The Sexauer Company                        April 1, 1997
     Olsen Fennell Seeds, Inc.                  June 1, 1997
     LaCrosse Seed Corporation                  July 1, 1997

In January 1998, the Company completed the acquisitions of Lofts Seed, Inc. and its affiliated companies, Budd Seed, Inc. and Sunbelt Seeds, Inc. (collectively "Lofts") and Seed Corporation of America, Green SCA Corp. and Green Seed Company Limited Partnership, which are companies with common ownership ("SeedCo/Green"). The acquisitions of Lofts and SeedCo/Green are both effective January 1, 1998. In addition, the Company has signed letters of intent to acquire seven other companies. These acquisitions are expected to be completed in February through April of 1998 and to be effective at various times during the quarter ending March 31, 1998.

The acquisitions and other operations being included in the Company's consolidated financial statements beginning with each of their effective or start-up dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily indicative of results which may be expected for an entire year. The Company's recent and pending acquisitions have sales that are more concentrated in turfgrass seeds compared to earlier acquisitions that were more concentrated in forage seeds. This change in product mix is expected to reduce the variability associated with seasonality in that turfgrass seed operations historically have large selling seasons in the spring and fall whereas the selling season of forage operations is primarily in the spring. However, quarterly operating results will continue to fluctuate depending on the timing of future acquisitions and the relative magnitude of forage and turfgrass seed sales.

The statements discussed herein include forward looking statements that involve a number of risks and uncertainties. These include the Company's historical lack of profitability, need to manage its growth, intense competition in the seed industry, completion of pending acquisitions, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The above factors may have significant impact on the following discussion and analysis and should be considered as part of it.

Liquidity and Capital Resources

The Company had working capital of $37,953,956 at December 31, 1997, as compared to $7,554,925 at June 30, 1997. The December 31, 1997 financial information reflects the acquisition of LaCrosse Seed Corporation, effective July 1, 1997. To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital. During the six-months ended December 31, 1997 (the "Fiscal 1998 Six-Month Period"), the Company received $17,625,000 from the sale of 1,500,000 shares of its common stock to the State of Wisconsin Investment Board and $16,128,029 from the exercise of options and warrants to acquire the Company's common stock. The Company also received $9,990,000 in payments on notes receivable at June 30, 1997, from the exercise of options and warrants prior to June 30, 1997. In early January 1998, the Company paid cash of approximately $27 million in consummating the acquisitions of Lofts and SeedCo/Green.

At June 30, 1997, the Company had a $22 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit are limited to 70% of eligible accounts receivable and 50% of eligible inventory. At June 30, 1997, the Company also had a $4 million term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997, the revolving line of credit was increased to $25 million and the Company received a $5 million term loan from BofA that bears interest at the bank's reference rate plus 0.5% and is repayable over five years. At December 31, 1997, no amounts were outstanding on the revolving line of credit and the term loan had been fully advanced.

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green, the Company obtained a $10 million bridge loan from the BofA that is due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts and SeedCo/Green. These include revolving lines of credit aggregating approximately $33 million and term debt aggregating approximately $9 million that expire in June 1998 and March 1999. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires March 31, 1998, its $5 million term loan, and the above bridge loan, as well as the facilities assumed in the Lofts and SeedCo/Green
acquisitions.   The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with acquisitions not yet consummated.

The seed business is subject to wide seasonal fluctuations which result in significant increases in the level of inventory prior to heavier selling seasons and related higher levels of accounts receivable following such sales. In addition, industry practice dictates a significant amount of sales are made with extended terms. The seed business can also be significantly impacted by the weather, which can alter the timing of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. The Company believes adequate financial resources will be available to close its pending acquisitions. However, the Company expects that it will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program beyond acquisitions that are currently pending.

During the Fiscal 1998 Six-Month Period, the Company had net negative cash flows from operating activities of $3,738,524 compared to net negative cash flows from operating activities of $2,563,473 during the six-month period ended December 31, 1996 (the "Fiscal 1997 Six-Month Period"). The Fiscal 1998 Six-Month Period reflects the Company's net loss of $608,480, adjusted for non-cash operating items and changes in operating assets and liabilities. During the Fiscal 1998 Six-Month Period, the Company had net negative cash flows from investing activities of $7,903,491 compared to net negative cash flows from investing activities of $16,588,857 in the Fiscal 1997 Six-Month Period, primarily from acquisitions and additions to property, plant and equipment. During the Fiscal 1998 Six-Month Period, the Company had net cash flows from financing activities of $17,324,252, primarily due to the financing sources stated above offset by a net reduction of short-term debt of $24,203,431 and reductions in amounts due in connection with acquisitions of $5,200,000. Cash flows from financing activities of $18,460,916 during the Fiscal 1997 Six-Month Period resulted primarily from the issuance of convertible preferred stock, net of redemptions, proceeds from the exercise of options and increases in short-term debt. These cash flows resulted in a increase in cash of $5,682,237 during the Fiscal 1998 Six-Month Period and a decrease in cash of $691,414 during the Fiscal 1997 Six-Month Period.

As a result of the acquisitions completed to date, the Company currently has several different data processing systems. These systems were implemented for the individual operating units that were subsequently acquired by the Company. The Company has made a preliminary assessment of the impacts on these systems of reaching the year 2000. While some of these systems will accommodate the year 2000, others will not. The Company currently believes, those systems not currently compliant with the year 2000 could be modified or replaced with compliant systems of similar capabilities, including compliant systems currently owned by the Company, for less than $300,000. However, the Company does not anticipate actually spending money to alter these systems, since the Company is in the process of making an overall assessment of its data processing capabilities with the anticipation that all existing data processing systems will be replaced prior to the year 2000 with a common platform that will be compliant with the year 2000. Until the Company completes its assessment, it is not able to accurately estimate the cost of replacing its current data processing systems, but the amount will likely be significant.

Results of Operation

Selected information concerning the results of operations is summarized as follows:

                                  Six-Month Period              Three-Month Period
                                  Ended December 31,            Ended December 31,
                                  ------------------            ------------------
                                   1997         1996            1997          1996
                                   ----         ----            ----          ----
Net sales                       $63,814,861   20,941,341     23,356,755     13,288,170

Gross profit                     12,228,818    4,766,825      4,694,653      2,726,234
Percentage of net sales               19.2%        22.8%          20.1%          20.5%

Operating expenses               12,678,943    6,832,788      6,208,078      3,533,398
Percentage of net sales               19.9%        32.6%          26.6%          26.6%

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above which results in certain operations not being included for the entire time periods listed above. Furthermore, companies acquired since July 1, 1996 have generally been larger and more profitable than those acquired prior to that date.

[During the Fiscal 1998 Six-Month Period, the Company's net sales was adversely impacted by the recent economic conditions in the Pacific rim countries. Both E.
F. Burlingham & Sons and Olsen Fennell Seeds, Inc. have significant sales to customers in the Pacific rim. Sales to these customers were $xx in the Fiscal 1998 Six-Month Period compared to $xx in the Fiscal 1997 Six-Month Period. In addition, weather conditions in the areas that grow a significant amount of alfalfa seed that is sold for planting in very warm climates resulted in a relatively small crop being harvested in 1997. This resulted in reduced amounts of seed available for sale in the Fiscal 1998 Six-Month Period. Weather in the United States has been significantly impacted by a "El Nino" weather pattern. The Company's business has not been significantly impacted by this to date but it is possible that sales could be impacted by adverse weather conditions in the future that could influence planting patterns throughout the Company's service areas.]

The increase in the amount of gross profit is due to the acquisitions as described above. The decrease in the gross profit percentage is primarily due to a significant change in the mix of products sold resulting from recent acquisitions which have a higher percentage of turfgrass seed sales that have historically commanded lower margins than forage seeds. Many turfgrass seed companies use their suppliers, who are typically large farmers that grow seed, to also clean, process, package, store, and finance the seed prior to purchase. This results in lower margins being captured by the turfgrass seed companies. The sales of the recently acquired E.F. Burlingham & Sons and Olsen Fennell Seeds, Inc., aggregating approximately $26.7 million during the 1998 Six-Month Period, were primarily turfgrass seeds at relatively low margins compared to forage seed sales. The Company's goal is to raise gross margins over the next several years by consolidation of the forage and turfgrass sectors of the seed industry, vertically integrate its operations, and shift its product lines from primarily public varieties (commodities) to proprietary (value added) products.

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

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the seed operations of new acquisitions. After acquisition, the Company has been able to significantly reduce expenses, as compared to historical operations prior to the effective date of some acquisitions, as a result of operating efficiencies. For example, the Company has combined what were historically six separate operations into three operations. The major components of operating expenses were as follows:


                                    Six Month Period            Three-Month Period
                                   Ended December 31,           Ended December 31,
                                  ------------------           ------------------
                                  1997           1996          1997             1996
                                  ----           ----          ----             ----
  Personnel costs             $6,706,394      3,648,191     3,248,004         2,070,644
  Occupancy expenses           2,005,506      1,384,257       935,955           743,744
  Vehicle and shipping           661,291        288,179       325,965           152,937
  Outside services               458,586        340,775       181,726           179,365
  Travel                         504,070        337,513       218,695           207,720
  Advertising and promotion      506,999        272,916       236,796            75,497



Research and development expenditures were $462,166 in the three-month period ended December 31, 1997 (the "Fiscal 1998 Three-Month Period") and $919,497 in the Fiscal 1998 Six-Month Period compared to $284,945 and $378,834 in the prior year, substantially all of which were attributable to W-L Research, Inc., E.F. Burlingham & Sons and Olsen Fennell Seeds, Inc., all of which have major research and development programs. As the Company transforms its forage and turfgrass seed businesses to proprietary products with increased gross margins, the Company expects research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

The Company's interest expense increased to $401,711 in the Fiscal 1998 Three-Month Period and $1,110,071 in the Fiscal 1998 Six-Month Period compared to $361,308 and $621,126 in the prior year. This was primarily due to increasing the Company's line of credit plus additional borrowings to finance its growth. Interest expense also includes imputed interest of $161,233 in the Fiscal 1998 Six-Month Period compared to $201,824 in the Fiscal 1997 Six-Month Period to account for the period of time between the effective and closing dates of the Company's acquisitions.

Net loss for the Company was $1,393,020 for the Fiscal 1998 Three-Month Period and $608,480 for the Fiscal 1998 Six-Month Period compared to a net losses of $1,179,299 and $2,473,970 in the prior year as a result of the items discussed above. Average common shares outstanding used in computing loss per share were 26,737,594 during the Fiscal 1998 Three-Month Period and 25,905,412 for the Fiscal 1998 Six-Month Period compared to 12,511,810 and 10,808,746 in the prior year. The increase in average common shares outstanding reflects additional shares issued, primarily for cash, acquisitions, options, warrants, and conversions of preferred stock.

As discussed in note C of Notes to the Consolidated Financial Statements, the Company recently became aware of a position taken by the staff of the Securities and Exchange Commission regarding securities, such as the Company's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. Application of this position required the Company to restate its financial statements to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net loss attributable to common stock (on which loss per share is computed) being increased by $26,718 to $1,419,738 for the Fiscal 1998 Three-Month Period and by $53,436 to $661,916 for the Fiscal 1998 Six-Month Period compared to being increased by $2,270,835 to $3,450,134 in the three-month period ended December 31, 1996 (the "Fiscal 1997 Three-Month Period") and by $2,977,686 to $5,451,656 in the Fiscal 1997 Six-Month Period. In addition, net loss per common share changed from $0.09 to $0.28 for the Fiscal 1997 Three-Month Period and from $0.23 to $0.50 for the Fiscal 1997 Six-Month Period. Applying this position and the restatement of 1996 periods had no impact on the Company's consolidated balance sheets, consolidated statements of cash flow; the net sales, costs, expenses, and net loss shown on the Company's consolidated statements of operations.

Furthermore, as discussed in note D of Notes to Consolidated Financial Statements, the Company has applied Statement of Financial Accounting Standards No. 128 that required a retroactive change in the presentation of earnings per share upon initial adoption. Such statement did not have a significant impact on the Company's computation of earnings per share.

Inflation

Management does not consider that inflation has had a significant effect on the Company's operations to date. The cost of seed products is largely affected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. However, there has been some upward movement in the cost of goods sold as a result of worldwide shortages of crops such as corn and wheat. The costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of the Company's total operations. However, the Company remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

Impacts of Accounting Standards not yet Adopted

The impacts of recently adopted accounting standards is discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended June 30, 1997.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On February 9, 1996, Jonathan R. Curshen commenced a lawsuit in the United States District Court, Middle District of Florida, against the Company, John C. Francis and Johnny R. Thomas, officers of the Company, and Tammie Winfield (a shareholder). The plaintiff sought unspecified compensatory and punitive damages based upon an alleged repudiation of an agreement to sell plaintiff shares of common stock of the Company. The Company and the other defendants denied the allegations. In March 1997, the Company's motion to dismiss this lawsuit was granted by the court. The case was closed on July 17, 1997. However, on July 25, 1997, the plaintiff filed a Motion for Reconsideration requesting the court to re-open the case. On December 31, 1997, the court denied the motion and reinstated the earlier dismissal.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             10.1 Employment Agreement dated November 18, 1997 by and between
                  Thomas B. Rice and AgriBio Tech, Inc.

             10.2 Employment Agreement dated November 19, 1997 by and between
                  Kent Schulze and AgriBio Tech, Inc.

             27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

             The Company has filed reports on Form 8-K during the quarter for which this Report is filed for October 22, 1997, reporting under
             Item 2 the acquisition of LaCrosse Seed Corporation and for December 1, 1997, reporting under Item 5 the signing of a definitive agreement for the acquisition of Lofts Seed, Inc. and its affiliates.

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            AGRIBIOTECH, INC.,



February 13, 1998                           By:  /s/ Henry A. Ingalls
-----------------                                -------------------------
Date                                             Henry A. Ingalls,
                                                 Vice President/CEO