Form 10-Q/A
period 1997-12-31
AGRIBIOTECH INC
filed 1998-02-17
CIK 876320

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q ("Form 10-Q") for the quarterly period ended December 31, 1997 of AgriBioTech, Inc., a Nevada corporation (the "Company") is submitted as a complete replacement of the original filing of the Form 10-Q, which was inadvertently filed. The Company uses a financial printer for filings with the Securities and Exchange Commission using the Edgar system. Without the Company's authorization, the financial printer mistakenly filed the Form 10-Q, which was incomplete at the time of filing. Therefore, the Company hereby amends its Form 10-Q in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

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

                                                Six-month        Three-month
                                              period ended      period ended
                                            December 31, 1996  December 31, 1996
                                            -----------------  -----------------
Net sales                                   $67,902,273         27,392,110
Net (loss)                                   (1,528,771)        (1,699,661)
Net (loss) attributable to common stock      (4,506,457)        (3,970,496)
Net (loss) per common share - basic and
           diluted                                (0.38)             (0.29)

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

The Company has also signed letters of intent to acquire substantially all of the business assets and operations of Discount Farm Center, Inc., Kinder Seed, Inc., Las Vegas Fertilizer Co., Inc., The Ohio Seed Company, Inc., VanDyke Seed Company, Inc., Willamette Seed Co. and Zajac Performance Seeds, Inc. which are unaffiliated companies. These companies are regional producers and distributors of forage and turfgrass seed in various areas of the United States with unaudited total assets at December 31, 1997 of approximately $31.8 million and, for the six-month period ended December 31, 1997, had net sales of approximately $42.2 million and a loss before income taxes of approximately $0.8 million. The Company anticipates completing these transactions in March through May of 1998. The net purchase price will be paid through cash of approximately $32 million and approximately 1.5 million shares of ABT common stock valued at approximately $18 million based on the prices when the terms of the agreements were reached. These acquisitions will be recorded using the purchase method of accounting.


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

Between July 1, 1997 and December 31, 1997, the Company increased its outstanding stock options through grants to new employees, options for all employees (including former owners) of acquired entities who continued employment with the Company, and options for the former owners of LaCrosse in connection with their covenant not to compete. These grants aggregated 135,750 shares of the Company's common stock from the Company's Employee Stock Option Plan and 1,300,000 shares outside of this plan at prices ranging from $6.31 to $13.25. The exercise price of all options granted equaled or exceeded the quoted market price at the date the options were granted.

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

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1997 and 1996
                                  (Unaudited)


================================================================================

(E)    Short-term Debt
       ---------------

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green described above, the Company obtained a $10 million bridge loan from the Bank of America ("BofA"). This loan bears interest at 2.0% above the prime rate and is due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts and SeedCo/Green. These include revolving lines of credit aggregating approximately $33 million and term debt aggregating approximately $9 million. These facilities expire in June 1998 and March 1999 and bear interest at 0.5% to 1.5% above the prime rate. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires September 30, 1998, its $5 million term loan, and the above bridge loan, as well as the facilities assumed in the Lofts and SeedCo/Green acquisitions. The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with pending acquisitions not yet consummated.


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

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green, the Company obtained a $10 million bridge loan from the BofA that is due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts and SeedCo/Green. These include revolving lines of credit aggregating approximately $33 million and term debt aggregating approximately $9 million that expire in June 1998 and March 1999. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires September 30, 1998, its $5 million term loan, and the above bridge loan, as well as the facilities assumed in the Lofts and SeedCo/Green
acquisitions.   The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with acquisitions not yet consummated.

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

During the Fiscal 1998 Six-Month Period, the Company's net sales was adversely impacted by the recent economic conditions in the Pacific rim countries. Both E.
F. Burlingham & Sons and Olsen Fennell Seeds, Inc. have significant sales to customers in the Pacific rim. Sales to these customers were $2.8 million in the Fiscal 1998 Six-Month Period compared to $3.6 million in the Fiscal 1997 Six-Month Period. In addition, weather conditions in the areas that grow a significant amount of alfalfa seed that is sold for planting in very warm climates resulted in a relatively small crop being harvested in 1997. This resulted in reduced amounts of seed available for sale in the Fiscal 1998 Six-Month Period. Weather in the United States has been significantly impacted by a "El Nino" weather pattern. The Company's business has not been significantly impacted by this to date but it is possible that sales could be impacted by adverse weather conditions in the future that could influence planting patterns throughout the Company's service areas.

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

As discussed in note C of Notes to the Consolidated Financial Statements, the Company recently became aware of a position taken by the staff of the Securities and Exchange Commission regarding securities, such as the Company's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. Application of this position required the Company to restate its financial statements to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net loss attributable to common stock (on which loss per share is computed) being increased by $26,718 to $1,419,738 for the Fiscal 1998 Three-Month Period and by $53,436 to $661,916 for the Fiscal 1998 Six-Month Period compared to being increased by $2,270,835 to $3,450,134 in the three-month period ended December 31, 1996 (the "Fiscal 1997 Three-Month Period") and by $2,977,686 to $5,451,656 in the Fiscal 1997 Six-Month Period. In addition, net loss per common share changed from $0.09 to $0.28 for the Fiscal 1997 Three-Month Period and from $0.23 to $0.50 for the Fiscal 1997 Six-Month Period. Applying this position and the restatement of 1996 periods had no impact on the Company's consolidated balance sheets, consolidated statements of cash flows, the net sales, costs, expenses, and net loss shown on the Company's consolidated statements of operations.

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

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             10.1 Employment Agreement dated November 18, 1997 by and between
                  Thomas B. Rice and AgriBioTech, Inc.

             10.2 Employment Agreement dated November 19, 1997 by and between
                  Kent Schulze and AgriBioTech, Inc.

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



February 17, 1998                           By:  /s/ Henry A. Ingalls
-----------------                                -------------------------
Date                                             Henry A. Ingalls,
                                                 Vice President/CEO