Form 10-Q
period 1998-03-31
AGRIBIOTECH INC
filed 1998-05-15
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998



              Commission file number         0-19352
                                    ------------------------



                               AGRIBIOTECH, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                                  85-0325742
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                     Identification No.)


               120 Corporate Park Drive, Henderson, Nevada 89014
                    (Address of principal executive offices)

                                 (702) 566-2440
              (Registrant's telephone number, including area code)

                   2700 Sunset Road, Las Vegas, Nevada 89120
                 (Former address if changed since last report)

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

     As of May 13, 1998, the Registrant had 35,760,627 shares of Common Stock, par value $.001 per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                                    ASSETS



                                                                        March 31,           June 30,
                                                                          1998                1997
                                                                     --------------       ------------

Current assets:

    Cash and cash equivalents                                         $   2,966,830          2,553,634
    Accounts receivable, less allowance for doubtful accounts
     of $2,698,601 at March 31, 1998 and $729,352 at June 30, 1997       51,680,818         17,474,887
    Inventories                                                          66,845,197         23,328,961
    Notes receivable from sale of common stock                                    -          9,990,000
    Other                                                                 2,216,406            646,508
                                                                     --------------       ------------
            Total current assets                                        123,709,251         53,993,990

Property, plant and equipment, net                                       36,257,048         17,864,052

Intangible assets, net of accumulated amortization                       95,540,148         22,544,539

Investment in associated entity                                             934,576            567,235

Deferred income taxes                                                     1,845,955                  -

Other assets                                                                483,241            143,209
                                                                     --------------       ------------
            Total assets                                             $  258,770,219         95,113,025
                                                                     ==============       ============

         See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                             March 31,          June 30,
                                                                               1998               1997
                                                                           -------------     -------------

Current liabilities:
    Short-term debt                                                        $  48,589,412        24,203,431
    Current installments of long-term obligations                              1,705,288         1,056,770
    Accounts payable                                                          26,348,501        10,601,813
    Accrued liabilities                                                        5,452,918         3,277,051
    Amount due in connection with acquisition                                 17,350,000         7,300,000
                                                                           -------------     -------------
             Total current liabilities                                        99,446,119        46,439,065

Long-term obligations, excluding current installments                          8,433,383         2,667,609

Deferred income taxes                                                                  -         1,018,369
                                                                           -------------     -------------
             Total liabilities                                               107,879,502        50,125,043
                                                                           -------------     -------------

Stockholders' equity:
    Preferred stock, $.001 par value; authorized 10,000,000 shares;
      issued and outstanding 1,100 shares at March 31, 1998
      (aggregate liquidation preference of $1,321,238) and 1,100 shares
      at June 30, 1997 (aggregate liquidation preference of $1,221,666)                1                 1
    Common stock, $.001 par value; authorized 50,000,000
      shares; issued and outstanding 33,680,768 shares at
      March 31, 1998 and 23,743,385 shares at June 30, 1997                       33,681            23,743
    Capital in excess of par value                                           144,349,482        49,439,319
    Common stock to be issued in acquisition                                  14,615,000         7,950,000
    Accumulated (deficit)                                                     (8,107,447)      (12,425,081)
                                                                           -------------     -------------
              Total stockholders' equity                                     150,890,717        44,987,982
                                                                           -------------     -------------
Commitments, contingencies and subsequent events (notes B and C)

              Total liabilities and stockholders' equity                   $ 258,770,219        95,113,025
                                                                           =============     =============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                        Nine-month period                Three-month period
                                                                         ended March 31,                   ended March 31,
                                                                         ---------------                   ---------------
                                                                     1998               1997             1998             1997
                                                                     ----               ----             ----             ----
Net sales                                                       $ 139,695,295        41,164,828       75,880,434       20,223,487
Cost of sales                                                     109,209,431        31,005,534       57,623,388       14,831,018
                                                                -------------       -----------      -----------      -----------
          Gross Profit                                             30,485,864        10,159,294       18,257,046        5,392,469
Operating expenses                                                 27,441,877        10,814,219       14,762,934        3,981,431
                                                                -------------       -----------      -----------      -----------
          Earnings (loss) from operations                           3,043,987          (654,925)       3,494,112        1,411,038
                                                                -------------       -----------      -----------      -----------

Other income (expense):
  Interest expense                                                 (2,904,358)       (1,002,773)      (1,794,287)        (381,647)
  Interest income                                                     177,262           197,333           26,587           23,423
  Other                                                             1,093,243           271,439          292,202          232,230
                                                                -------------       -----------      -----------      -----------
          Total other income (expense)                             (1,633,853)         (534,001)      (1,475,498)        (125,994)
                                                                -------------       -----------      -----------      -----------
          Earnings (loss) before income taxes                       1,410,134        (1,188,926)       2,018,614        1,285,044

Income tax expense (benefit)                                       (2,907,500)                -       (2,907,500)               -
                                                                -------------       -----------      -----------      -----------
          Net earnings (loss)                                       4,317,634        (1,188,926)       4,926,114        1,285,044

Discount and imputed dividends on preferred stock                      80,154         3,203,045           26,718          225,359
                                                                -------------       -----------      -----------      -----------
          Net earnings (loss) attributable to common stock      $   4,237,480        (4,391,971)       4,899,396        1,059,685
                                                                =============       ===========      ===========      ===========

Shares of common stock used in computing earnings
  (loss) per common share:
     Basic                                                         28,044,125        13,301,201       32,416,606       18,396,888
     Diluted                                                       32,373,638        13,301,201       36,982,290       19,216,017
                                                                =============       ===========      ===========      ===========

          Net earnings (loss) per common share:
               Basic                                            $        0.15             (0.33)            0.15             0.06
               Diluted                                                   0.13             (0.33)            0.13             0.06
                                                                =============       ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)


                                       Preferred stock          Common stock        Capital in    Common stock
                                       ----------------    ---------------------    excess of     to be issued   Accumulated
                                       Shares    Amount      Shares       Amount    par value    in acquisition   (deficit)
                                       ------    ------    ----------    -------   -----------   --------------  -----------
Balance at June 30, 1997                1,100        $1    23,743,385    $23,743    49,439,319      7,950,000    (12,425,081)

Common stock issued for:
           Cash                             -         -     3,718,182      3,718    48,121,284              -              -
           Exercise of options              -         -       727,801        728     2,305,464              -              -
           Exercise of warrants             -         -     2,185,625      2,186    15,554,689              -              -
           Acquisitions                     -         -     3,275,666      3,276    30,134,319      6,665,000              -
           Reduction of indebtedness        -         -        30,109         30       447,841              -              -
Expenses of stock issuances                 -         -             -          -    (1,653,434)             -              -
Net earnings                                -         -             -          -             -              -      4,317,634
                                        -----        --    ----------    -------   -----------     ----------    -----------
Balance at March 31, 1998               1,100        $1    33,680,768    $33,681   144,349,482     14,615,000    150,890,717
                                        =====        ==    ==========    =======   ===========     ==========    ===========

                                          Total
                                       -----------
Balance at June 30, 1997                44,987,982

Common stock issued for:
           Cash                         48,125,002
           Exercise of options           2,306,192
           Exercise of warrants         15,556,875
           Acquisitions                 36,802,595
           Reduction of indebtedness       447,871
Expenses of stock issuances             (1,653,434)
Net earnings                             4,317,634
                                       -----------
Balance at March 31, 1998              150,890,717
                                       ===========

See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH, INC AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                                     Nine-month period
                                                                                      ended March 31,
                                                                                   ---------------------
                                                                              1998                    1997
                                                                        -----------------       -----------------
Cash flows from operating activities:
             Net earnings (loss)                                              $ 4,317,634             (1,188,926)
             Adjustments to reconcile net earnings (loss) to net cash
                 flows from operating activities:
                         Amortization                                           1,514,164                140,647
                         Depreciation                                           1,298,251                634,550
                         Equity in earnings of associated entity                 (924,842)              (282,937)
                         Deferred income taxes                                 (2,957,824)                     -
                         Common stock for services                                      -                 72,690
                         Changes in assets and liabilities excluding
                            effects of acquisitions:
                                 Accounts receivable                          (21,703,445)            (8,773,148)
                                 Inventories                                  (13,781,556)            (4,056,188)
                                 Other assets                                    (336,122)               (18,926)
                                 Payables                                       4,981,239              5,393,341
                                 Accrued liabilities                           (1,956,038)              (611,580)
                                                                        ----------------------- -----------------------
                            Net cash flows from operating activities          (29,548,539)            (8,690,477)
                                                                        ----------------------- -----------------------
Cash flows from investing activities:
             Additions to property, plant and equipment                        (2,820,736)              (853,481)
             Additions to intangible assets                                       (81,081)                (8,375)
             Distributions from associated entity                                 557,501                181,000
             Acquisitions                                                     (38,294,819)           (15,997,034)
                                                                        ----------------------- -----------------------
                            Net cash flows from investing activities          (40,639,135)           (16,677,890)
                                                                        ----------------------- -----------------------
Cash flows from financing activities:
             Net proceeds (repayments) of short-term debt                         261,720              9,958,509
             Additions to long-term debt                                        5,000,000                974,916
             Repayments of long-term debt                                       3,785,485                272,901
             Payments on amount due in connection with acquisition             (5,200,000)                     -
             Sale of preferred stock                                                    -             10,000,000
             Sale of common stock                                              48,125,002                      -
             Exercise of options                                                2,306,192              3,802,117
             Exercise of warrants                                              15,556,875              2,924,960
             Redemption of preferred stock                                              -             (2,507,137)
             Expenses of stock issuance                                        (1,653,434)            (1,389,995)
             Payments received on notes receivable from sale of stock           9,990,000                      -
                                                                        ----------------------- -----------------------
                           Net cash flows from financing activities            70,600,870             23,490,469
                                                                        ----------------------- -----------------------
Net increase (decrease) in cash and cash equivalents                              413,196             (1,877,898)
Cash and cash equivalents at beginning of period                                2,553,634              2,522,309
                                                                        ----------------------- -----------------------
Cash and cash equivalents at end of period                                    $ 2,966,830                644,411
                                                                             =============       ===============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                                                     Nine-month period
                                                                                      ended March 31,
                                                                                    -------------------
                                                                                 1998                  1997
                                                                             ------------       ---------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $  2,821,988                955,427
                                                                             ============       ================
Non cash investing and financing activities:
   Accrued costs of acquisitions                                                $ 735,000                835,000
   Amount due in connection with acquistions                                   15,250,000             15,997,034
   Common stock issued in acquisitions                                         36,802,595                      -
   Common stock to be issued in acquisitions                                   14,615,000                      -
   Common stock issued in settlement of debt                                      447,871                320,000
                                                                             ============          =============

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                                      $  1,280,985                      -
   Accounts receivable                                                         12,502,486              1,991,765
   Inventories                                                                 29,734,680              8,778,624
   Property, plant and equipment                                               16,870,511              4,693,197
   Intangible assets                                                           73,693,692              1,807,910
   Other assets                                                                 1,573,808                676,111
   Accounts payable and accrued expenses                                      (14,162,354)              (762,401)
   Long-term and short-term debt                                              (29,771,909)              (353,172)
   Deferred income taxes                                                          (93,500)                     -
                                                                             ------------          -------------
         Net assets acquired                                                 $ 91,628,399             16,832,034
                                                                             ============          =============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            March 31, 1998 and 1997
                                  (Unaudited)
================================================================================

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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and nine-month periods ended March 31, 1998 and 1997. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(B)  ACQUISITIONS
     ------------

Since July 1, 1997, the Company has completed the following acquisitions:

Company                                     Effective Date      Purchase Price
-------                                     ---------------     --------------
Lacrosse Seed Corporation ("LaCrosse")      July 1, 1997         $ 7,000,000
Lofts Seed, Inc. and affiliates ("Lofts")   January 1, 1998       33,100,000
Seed Corporation of America and affiliates
("SeedCo/Green")                            January 1, 1998        9,700,000
Zajac Peformance Seeds, Inc.                January 1, 1998        6,600,000
Van Dyke Seed Co., Inc.                     January 1, 1998        8,600,000
Las Vegas Fertilizer Co., Inc. ("LVF")      January 1, 1998       10,015,000
Discount Farm Center, Inc.                  January 24, 1998       3,075,000
Kinder Seed, Inc.                           February 1, 1998       3,545,000
Ohio Seed Company                           March 1, 1998          4,000,000

The net purchase price of these acquisitions was paid through cash of approximately $48,940,000 and 3,680,667 shares of ABT common stock valued at approximately $36,695,000 based on the prices when the terms of the agreements were reached. Each acquisition was recorded using the purchase method of accounting.

During the year ended June 30, 1997, the Company consummated the acquisitions described in note 1 of Notes to Consolidated Financial Statements in the Company's Form 10-KSB for the year ended June 30,

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            March 31, 1998 and 1997
                                  (Unaudited)
================================================================================

1997. Unaudited pro forma results of operations assuming all acquisitions had occurred at the beginning of the period presented, are as follows:


                                                      Nine-month period                Three-month period
                                                       ended March 31,                   ended March 31,
                                                       --------------                    --------------
                                                 1998                1997           1998               1997
                                                 ----                ----           ----               ----
Net sales                                    $215,801,408        230,522,127     77,174,618         89,255,528
Net earnings (loss)                            (1,781,566)          (260,125)     1,359,646          2,914,222
Net earnings (loss) attributable to
 common stock                                  (1,861,720)        (3,463,170)     1,332,928          2,688,863

Net earnings (loss) per common share:
     Basic                                          (0.07)             (0.26)          0.04               0.15
     Diluted                                        (0.07)             (0.26)          0.04               0.14

The Company has signed letters of intent to acquire substantially all of the business assets and operations of Willamette Seed Company, Peterson Seed Company, Inc.; Geo. W. Hill & Co., Inc.; Fine Lawn Research, Inc.; Geo. W. Hill of Indiana, Inc.; J&M Seed Company and Oseco Inc. The companies are regional producers and distributors of forage and turfgrass seed in the United States and Canada with aggregate unaudited total assets of approximately $45 million, revenues of approximately $104 million and income before income taxes of approximately $1.7 million for their latest fiscal year. The Company anticipates completing these transactions in April through July of 1998. The net purchase price will be paid through cash of approximately $31.4 million and 412,308 shares of ABT common stock valued at approximately $6.4 million based on the prices when the terms of the agreements were reached. These acquisitions will be recorded using the purchase method of accounting.


(C)  CAPITAL STOCK
     -------------

In December 1997, the Company issued 1,500,000 shares of its registered common stock for $11.75 per share aggregating $17,625,000. In March 1998, the Company issued 2,218,182 shares of its restricted common stock for $13.75 per share aggregating $30,500,002. In April 1998, the Company issued 184,000 shares of restricted common stock for $13.75 per share aggregating $2,530,000. In May 1998, the Company issued 586,500 units of its securities for $29.00 per unit for an aggregate of $17,008,500. Each unit consists of two shares of restricted common stock plus one common stock purchase warrant. Each warrant entitles the holder to obtain one share of the Company's common stock for $17.50 for three years after issuance. The warrants must be exercised if the quoted price of common stock exceeds $25.00 for 15 consecutive trading days.

Between July 1, 1997 and March 31, 1998, all 2,000,000 of the Company's Class C Warrants were exercised at their stated exercise price of $7.50 and 185,625 other warrants were exercised at their stated exercise price of $3.00 per share. In addition, options for 727,801 shares of the Company's common stock were exercised at their stated exercise prices ranging from $1.81 to $8.50.

The Company also issued 30,109 shares of its common stock in lieu of a debt payment of $447,841 due to the former owners of Clark Seed, Inc.

Between July 1, 1997 and March 31, 1998, the Company increased its outstanding stock options through grants to new employees, options for all employees (including former owners) of acquired entities who continued employment with the Company, and options for the former owners of LaCrosse in connection with their covenant not to compete. These grants aggregated 393,400 shares of the Company's common stock from the Company's Employee Stock Option Plan and 2,732,000 shares outside of this plan. The

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            March 31, 1998 and 1997
                                  (Unaudited)
================================================================================

exercise price of all options granted equaled or exceeded the quoted market price at the date the options were granted.

When the Company issued its Series B Convertible Preferred Stock in April 1996 and its Series C Convertible Preferred Stock in September 1996 (collectively, the "Preferred Stock"), the Company determined the economic substance of the Preferred Stock was equivalent to common stock. This conclusion was reached because the documents authorizing the Preferred Stock provide that the holders of the Preferred Stock are not entitled to receive dividends, the Company has no requirements to make any cash payments with respect to the Preferred Stock, and the ultimate satisfaction of the Preferred Stock would be through conversion to common stock, either by the election of the holders or automatically at the future date provided by the underlying documents. Accordingly, the Company did not reflect any accounting consequences of the conversion features of the Preferred Stock or account for dividends on the Preferred Stock. In March 1997, an announcement was made at a meeting of the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force (Topic No. D-60) setting forth the position of the staff of the Securities and Exchange Commission (the "Staff") regarding securities containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. The Staff stated that an allocation of the proceeds from the issuance of the securities should be made to the conversion feature and the resulting discount is analogous to a dividend that should be recognized as a return to the holders of the securities over the period between issuance and when the securities first become convertible. The Staff also stated that affected financial statements should be restated. Although the Preferred Stock will ultimately be converted into common stock, the Company has applied the Staff's position for the three-month and nine-month periods ended March 31, 1998 and has restated its financial statements for the three-month and nine-month periods ended March 31, 1997. The application of the Staff's position results in discounts of none during the three-month and nine-month periods ended March 31, 1998 and $140,709 and $2,718,622 during the three-month and nine-month periods ended March 31, 1997. In addition, imputed dividends of $26,718 and $80,154 were recorded during the three-month and nine-month periods ended March 31, 1998 and $84,650 and $484,423 were recorded during the three-month and nine-month periods ended March 31, 1997. Such amounts are reflected in net earnings (loss) attributable to common stock (on which earnings (loss) per share is computed). This resulted in the net earnings (loss) attributable to common stock being decreased by $26,718 to $4,899,396 and $80,154 to $4,237,480 for the three-month and nine-month periods ended March 31, 1998 and by $225,359 to $1,059,685 and $3,203,045 to
$(4,391,971) for the three-month and nine-month periods ended March 31, 1997.
It also changed net earnings (loss) per common share from $0.07 to $0.06 for the three-month period ended March 31, 1997 and from $(0.09) to $(0.33) for the nine-month period ended March 31, 1997. The discounts and imputed dividends were attributed to capital in excess of par value and, therefore, resulted in no change in stockholders' equity. Applying the Staff's position and the restatement of 1997 periods had no impact on the Company's consolidated balance sheet or the net sales, costs, expenses, and net earnings (loss) shown on the Company's consolidated statements of operations.

At March 31, 1998, the 1,100 shares of Preferred Stock then outstanding were convertible into 307,661 shares of common stock. Subsequent to March 31, 1998, 900 shares of Preferred Stock were converted into 243,159 shares of common stock.


(D)  EARNINGS PER SHARE
     ------------------

The FASB has issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which specifies a new accounting standard for the computation, presentation, and disclosure requirements for earnings per share and is required to be applied retroactively upon initial adoption. The Company is required to make a dual presentation on the face of the income statement of "basic" earnings per share, based on the average number of common shares outstanding during each period without any

                      AGRIBIOTECH, INC., and SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                            March 31, 1998 and 1997
                                  (Unaudited)
================================================================================

dilution, and "diluted" earnings per share, reflecting all dilution from contingently issuable securities. Due to a loss in the nine-month period ended March 31, 1997, contingently issuable shares, consisting of options, warrants, and convertible preferred stock, are anti-dilutive and have been excluded.

The components of shares of common stock used in computing earnings per share are as follows:

                                                           Nine-month period             Three-month period
                                                             ended March 31,               ended March 31,
                                                             ---------------               ---------------
                                                           1998           1997           1998           1997
                                                           ----           ----           ----           ----
Basic (weighted average shares outstanding)            28,044,125     13,301,201     32,416,606     18,396,888
Options and warrants                                    4,031,214              -      4,261,095        819,129
Convertible preferred stock                               298,299              -        304,589              -
                                                       ----------     ----------     ----------     ----------
     Diluted                                           32,373,638     13,301,201     36,982,290     19,216,017
                                                       ==========     ==========     ==========     ==========


(E)  SHORT-TERM DEBT
     ---------------

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green, the Company obtained a $10 million bridge loan from the Bank of America ("BofA"). This loan was paid when due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts, SeedCo/Green and LVF. These include revolving lines of credit aggregating $35 million and term debt aggregating $10 million. These facilities expire in June 1998 and March 1999 and bear interest at 0.5% to 2.0% above the prime rate. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires on September 30, 1998 and its $5 million term loan, as well as the facilities assumed in the Lofts, SeedCo/Green and LVF acquisitions. The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with the pending acquisitions not yet consummated.


(F)  INCOME TAXES
     ------------

At June 30, 1997, the Company had deferred tax assets of approximately $3.6 million, which amount was reduced by a valuation allowance of approximately $3.3 million as required by SFAS No. 109, Accounting for Income Taxes, since the Company was unable to conclude that it was more likely than not the deferred tax assets would be realized. Developments within the Company during the three-month period ended March 31, 1998, including the pre-tax income of $1.4 million for the nine-month period ended March 31, 1998, have allowed the Company to reach the conclusion it is more likely than not its deferred tax assets will be realized and the valuation allowance has been removed resulting in an income tax benefit of approximately $2.9 million.


                 --------------------------------------------

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

                                                                                                 Effective
                Name                                                                               Date
                ----                                                                               ----

     W-L Research, Inc. and Germain's Inc.                                                   September 1, 1996
     E.F. Burlingham & Sons                                                                  April 1, 1997
     The Sexauer Company                                                                     April 1, 1997
     Olsen Fennell Seeds, Inc.                                                               June 1, 1997
     LaCrosse Seed Corporation                                                               July 1, 1997
     Lofts Seed, Inc. and affiliates ("Lofts")                                               January 1, 1998
     Seed Corporation of America and affiliates ("SeedCo/Green")                             January 1, 1998
     Zajac Performance Seeds, Inc.                                                           January 1, 1998
     Van Dyke Seed, Inc.                                                                     January 1, 1998
     Las Vegas Fertilizer, Inc. ("LVF")                                                      January 1, 1998
     Discount Farm Center, Inc.                                                              January 24, 1998
     Kinder Seed, Inc.                                                                       February 1, 1998
     The Ohio Seed Company, Inc.                                                             March 1, 1998

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

The statements discussed herein include forward-looking statements that involve a number of risks and uncertainties. These include the Company's historical lack of profitability, need to manage its growth, intense competition in the seed industry, completion of pending acquisitions, seasonality of quarterly results, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The above factors may have significant impact on the following discussion and analysis and should be considered as part of it.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $24,263,132 at March 31, 1998, as compared to $7,554,925 at June 30, 1997. To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital. During the nine-months ended March 31, 1998 (the "Fiscal 1998 Nine-Month Period"), the Company received cash proceeds of $48,125,002 from the sale of 3,718,182 shares of its common stock and $17,863,067 from the exercise of options and warrants to acquire the Company's common stock. The Company also received $9,990,000 in payments on notes receivable at June 30, 1997, from the exercise of options and warrants prior to June 30, 1997. In April and May 1998, the Company received cash proceeds of $19,538,500 from the sale of 1,357,500 shares of its common stock and 586,500 warrants. Since January 1, 1998, the Company has paid cash of approximately $50 million in consummating the acquisitions of Lofts, SeedCo/Green, Discount Farm Center, Kinder Seed, Zajac Performance Seeds, Van Dyke Seed, LVF and Ohio Seed Company.

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

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green, the Company obtained a $10 million bridge loan from the BofA that was repaid when due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts, SeedCo/Green and LVF. These include revolving lines of credit aggregating approximately $35 million and term debt aggregating approximately $10 million that expire in June 1998 and March 1999. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires on September 30, 1998 and its $5 million term loan, as well as the facilities assumed in the Lofts, SeedCo/Green and LVF acquisitions. The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with pending acquisitions not yet consummated.

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

During the Fiscal 1998 Nine-Month Period, the Company had net negative cash flows from operating activities of $29,548,539 compared to net negative cash flows from operating activities of $8,690,477 during the nine-month period ended March 31, 1997 (the "Fiscal 1997 Nine-Month Period"), primarily due to the sesonality of the Company's business. The Fiscal 1998 Nine-Month Period reflects the Company's net earnings of $4,317,634, adjusted for non-cash operating items and changes in operating assets and liabilities. During the Fiscal 1998 Nine-Month Period, the Company had net negative cash flows from investing activities of $40,639,135 compared to net negative cash flows from investing activities of $16,677,890 in the Fiscal 1997 Nine-Month Period, primarily from acquisitions and additions to property, plant and equipment. During the Fiscal 1998 Nine-Month Period, the Company had net cash flows from financing activities of $70,600,870, primarily due to the financing sources stated above, offset by repayments of long-term debt of $3,785,485 and reductions in amounts due in connection with acquisitions of $ 5,200,000. Cash flows from financing activities of $23,490,469 during the Fiscal 1997 Nine-Month Period resulted primarily from the issuance of convertible preferred stock, net of redemptions, proceeds from the exercise of options and increases in short-term debt. These cash flows resulted in an increase in cash of $413,196 during the Fiscal 1998 Nine-Month Period and a decrease in cash of $1,877,898 during the Fiscal 1997 Nine-Month Period.

As a result of the acquisitions completed to date, the Company currently has several different data processing systems. These systems were implemented by the individual operating units that were subsequently acquired by the Company. The Company has made a preliminary assessment of the impacts on these systems of reaching the year 2000. While some of these systems will accommodate the year 2000, others will not. The Company currently believes, those systems not currently compliant with the year 2000 could be modified or replaced with compliant systems of similar capabilities, including compliant systems currently owned by the Company, for less than $300,000. However, the Company does not anticipate actually spending money to alter these systems because an assessment of its data processing needs indicated an enterprise resource planning system solution was desirable. The Company has contracted for the software, hardware and consulting services required for the project to be completed before the year 2000. The new system will be year 2000 compliant and will meet all information systems requirements. The cost of this implementation is not expected to exceed $4,000,000.

RESULTS OF OPERATION

Selected information concerning the results of operations (dollars in thousands) is summarized as follows:

                                                 Nine-month period                    Three-month period
                                                  ended March 31,                       ended March 31,
                                            ---------------------------            --------------------------
                                             1998                1997               1998               1997
                                             ----                ----               ----               ----
Net sales                                   $139,695             41,165             75,880             20,223
Gross profit                                  30,486             10,159             18,257              5,392
Percentage of net sales                         21.8%              24.7%              24.1%              26.7%
Operating expenses                            27,442             10,814             14,763              3,981
Percentage of net sales                         19.6%              26.3%              19.5%              19.7%

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above which results in certain operations not being included for the entire time periods listed above. Furthermore, companies acquired since July 1, 1996 have generally been larger and more profitable than those acquired prior to that date.

During the Fiscal 1998 Nine-Month Period, the Company's net sales was adversely impacted by the recent economic conditions in the Pacific Rim countries. Both E.
F. Burlingham & Sons and Olsen Fennell Seeds, Inc. have significant sales to customers in the Pacific rim. In addition, weather conditions in the areas that grow a significant amount of alfalfa seed that is sold for planting in very warm climates resulted in a relatively small crop being harvested in 1997. This resulted in reduced amounts of seed available for sale in the Fiscal 1998 Nine-Month Period. Weather in the United States has been significantly impacted by an "El Nino" weather pattern. Several regions have been particularly hard hit by significant rainfall and flooding which has reduced the planting acreage for forage and turf crops. This has negatively impacted the Company's business to date but it is possible that a portion of sales could recover in the last fiscal 1998 quarter.

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

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the seed operations of new acquisitions. After acquisition, the Company has been able to significantly reduce expenses, as compared to historical operations prior to the effective date of some acquisitions, as a result of operating efficiencies. For example, the Company has combined what were historically six separate operations into three operations. The major components of operating expenses (in thousands) were as follows:

                                Nine-month period                  Three-month period
                                 ended March 31,                     ended March 31,
                        --------------------------------        ------------------------
                            1998              1997                1998              1997
                           -----              ----                ----              ----
Personnel costs             $13,503             5,262            6,797              2,114
Occupancy expenses            1,701             2,211            1,039                827
Vehicle and  shipping         4,657               735            2,651                447
Outside services                667               604              208                263
Travel                        1,168               582              664                244
Advertising and promotion     1,469               512              962                239


Research and development expenditures were $542,218 in the three-month period ended March 31, 1998 (the "Fiscal 1998 Three-Month Period") and $1,461,715 in the Fiscal 1998 Nine-Month Period compared to $284,861 and $663,695 in the prior year, substantially all of which were attributable to W-L Research, Inc., E.F. Burlingham & Sons, Olsen Fennell Seeds, Inc., and Lofts, all of which have major research and development programs. As the Company transforms its forage and turfgrass seed businesses to proprietary products with increased gross margins, the Company expects research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

The Company's interest expense increased to $1,794,287 in the Fiscal 1998 Three-Month Period and $2,904,358 in the Fiscal 1998 Nine-Month Period compared to $381,647, and $1,002,773 in the prior year. This was primarily due to increasing the Company's line of credit plus additional borrowings to finance its growth. Interest expense also includes imputed interest of $513,369 in the Fiscal 1998 Nine-Month Period compared to $201,824 in the Fiscal 1997 Nine-Month Period to account for the period of time between the effective and closing dates of the Company's acquisitions.

Included in other income is earnings of Seedbiotics, L.L.C., an entity owned fifty percent by the Company, of $444,961 and $924,842 for the Fiscal 1998 Three-Month Period and the Fiscal 1999 Nine-Month Period compared to $224,866 and $282,937 in the prior year.

As discussed in note F of Notes to the Consolidated Financial Statements, developments within the Company during the three-month period ended March 31, 1998, have allowed the Company to reach the conclusion it is more likely than not its deferred tax assets will be realized and the valuation allowance previously provided against them has been removed resulting in an income tax benefit of approximately $2.9 million.

Net earnings (loss) for the Company was $4,926,114 for the Fiscal 1998 Three-Month Period and $4,317,634 for the Fiscal 1998 Nine-Month Period compared to $1,285,044 and $(1,188,926) in the prior year as a result of the items discussed above. Average common shares outstanding used in computing earnings (loss) per share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants.

As discussed in note C of Notes to the Consolidated Financial Statements, the Company recently became aware of a position taken by the staff of the Securities and Exchange Commission regarding securities, such as the Company's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. Application of this position required the Company to restate its financial statements to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net earnings (loss) attributable to common stock (on which earnings (loss) per share is computed) being decreased by $26,718 to $4,899,396 and $80,154 to $4,237,480 for the Fiscal 1998 Three-Month
Period and Fiscal 1998 Nine-Month Period and by $225,359 to $1,059,685 and by $3,203,045 to $(4,391,971) for the three-month period ended March 31, 1997 (the "Fiscal 1997 Three-Month Period") and the Fiscal 1997 Nine-Month Period. In addition, net earnings (loss) per common share changed from $0.07 to $0.06 for the Fiscal 1997 Three-Month Period and from $(0.09) to $(0.33) for the Fiscal 1997 Nine-Month Period. Applying this position and the restatement of 1997 periods had no impact on the Company's consolidated balance sheet, statements of cash flows, or the net sales, costs, expenses, and net earnings (loss) shown on the Company's consolidated statements of operations.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  a. The annual meeting of stockholders (the "Annual Meeting") was held on February 23, 1998.

  b. Johnny R. Thomas, Scott J. Loomis, John C. Francis, Kent Schulze, James Hopkins and Richard P. Budd were re-elected to the Board of Directors.

  c.      (i) Election of the Board of Directors:


                                                   Votes
                                                 Against or      Abstentions
          Nominee                Votes for        Withheld      or Non-Votes
          -------                ---------        --------      ------------

          Johnny R. Thomas      26,514,492            0             62,010

          Scott J. Loomis       26,514,492            0             62,010

          John C. Francis       26,514,492            0             62,010

          Kent Schulze          26,514,492            0             62,010

          James W. Hopkins      26,514,492            0             62,010

          Richard P. Budd       26,514,492            0             62,010

          (ii) Ratification of Amendments to the Company's 1994 Employee Stock Option Plan:

          For 12,727,767        Against 8,591,641       Non-Votes     0
              ----------                ---------                 ---------

          (iii) Adoption of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares from 50,000,000 to 75,000,000:

          For 24,452,457        Against 1,442,202       Non-Votes 94,923
              ----------                ---------                 ---------

          (iv)  Ratification of KPMG Peat Marwick LLP as auditors:

          For 26,322,576        Against 135,413         Non-Votes 118,513
              ----------                ---------                 ---------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS

          27.1 Financial Data Schedule

  (b)  REPORTS ON FORM 8-K

          The Company has filed the following current reports on Form 8-K during the quarter for which this Report is filed:


               Date                          Event
               ----                          -----
          January 6, 1998    Acquisition of Lofts Seed, Inc. and affiliates
          January 9, 1998    Acquisition of Seed Corporation of America and
                             Green Seed Company Limited Partnership
          January 26, 1998   Pending acquisition of Willamette Seed Company
          March 31, 1998     Private placement of common stock

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    AGRIBIOTECH, INC.,



May 15, 1998                        By:  /s/ Henry A. Ingalls
------------                             --------------------
Date                                     Henry A. Ingalls,
                                         Vice-President/CFO