Form 10KSB/A
period 1997-06-30
AGRIBIOTECH INC
filed 1998-08-11
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________


                                  FORM 10-KSB/A

                               AMENDMENT NO. 3

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997

                        Commission file number 0-19352

                               AGRIBIOTECH, INC.
                               -----------------
                (Name of small business issuer in its charter)


              Nevada                                  85-0325742
  -------------------------------       ------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)


  120 Corporate Park Drive, Henderson, NV                 89014
  ----------------------------------------------          ----------
     (Address of principal executive offices)             (Zip Code)

  Issuer's telephone number, including area code:       (702) 566-2440
  -----------------------------------------------       --------------

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

  The Company's principal executive offices are located at 120 Corporate Park Drive, Henderson, Nevada 89014, and its telephone number is (702) 566-2440.

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

     The Company estimates that turfgrass seed consumption has increased at average annual rates of between 6% and 9% during the period from 1987 to 1997, primarily due to increased housing starts, increased appreciation by homeowners of the added value of higher quality turfgrass and growth in the number of golf courses and recreational parks. The Company believes that at December 31, 1996, there were approximately 25 million acres of lawns, golf courses, parks and roadway medians in the United States. The Company believes the increasing demand for both forage and turfgrass will place ABT in a particularly advantageous position with respect to its competitors in both the forage turfgrass markets.

     From its inception, ABT has implemented a business strategy designed to (i) lead the consolidation of the forage and turfgrass seed sectors, (ii) vertically integrate ABT's operations and (iii) shift the focus of the acquired companies from public, non-proprietary seed varieties toward proprietary varieties with a long-term objective of developing biotechnology enhanced varieties. Through its efforts to consolidate these sectors, the Company has generated operating efficiencies, including better utilization of personnel and inventory, elimination of redundant resources and decreased administrative expenses. The Company intends to expand development of proprietary genetically enhanced seed varieties using traditional research, as well as fund biotechnology research to accelerate product development. Management believes, based on its knowledge of the industry, that ABT-maintains a leading position in the industry with respect to elite forage and turfgrass germplasm (i.e., the chromosomes and genes of seeds) through its traditional research and development program of its subsidiaries, including W-L Research's alfalfa program and E.F. Burlingham's turfgrass program. Management measurers its leading position generally by size or scope and quality as gauged by the number of employees, dollars spent, plant variety patents held, the relative performance of varieties (which verifies the quality of germplasm) and frequency of developing breakthrough products. The Company is seeking to become the licensee or partner of choice for owners of biotechnology genes in order to accelerate introduction of these value-added genes to its customers through biotechnology based on its leading position with respect to elite forage and turfgrass germplasm. See "Research and Development" below.


FORAGE AND TURFGRASS INDUSTRY

     INDUSTRY OVERVIEW

     The Company estimates aggregate annual revenues for the United States forage and turfgrass seed sector, in which the Company sells its products, is approximately $1.1 billion, with revenue approximately evenly divided between forage and turfgrass seeds.

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

     While alfalfa is by far the best known of the forage crops and comprises approximately 40% of planted forage acreage and an even greater percentage of the hay cash crop value in the United States (see graphs above), there are numerous other species comprising the forage sector. A high percentage of grass forage species, including tall fescue, orchardgrass and bromegrass, are seeded in mixtures with non-grass forages. In general, the grass component of the mixture is included to decrease bloat (swelling in the stomach of cattle caused by foaming, which can result in death by asphyxiation), improve soil structure decrease weed competition, improve organic matter and spread out seasonal peaks of forage production.

     TURFGRASS

     Turfgrass is utilized in home lawns, golf courses, parks, cemeteries, and roadway medians. Domestic turfgrass seed consumption has increased primarily as a result of increased housing starts and the growth in the number of golf courses. The Company estimates that there were approximately 15,700 golf courses in the United States in 1996, compared with approximately 13,400 in 1986, an increase of 17%.

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

     While global demand for milk and meat products has increased since 1990, worldwide arable acreage, upon which forage can be grown, has declined. As demand for meat and dairy animals increases and arable acreage decreases, developing countries are likely to become increasingly dependent on higher yielding varieties and agricultural imports. An omitted bar graph (in millions of metric tons) appears here, which shows worldwide red meat consumption increasing from approximately $111 million metric tons in 1990 to 126 million metric tons in 1996 (estimated).

                          WORLD RED MEAT CONSUMPTION

                         (IN MILLIIONS OF METRIC TONS)

                       [PERFORMANCE CHART APPEARS HERE]









                    SOURCE: U.S. Department of Agriculture

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

     TURFGRASS

     The Company estimates that domestic turfgrass seed consumption growth has averaged between 6% and 9% over the last ten years. The Company believes that domestic demand for turfgrass is being driven by both domestic population growth and the increased usage of turfgrass to increase home values and build recreational facilities, such as golf courses and parks. For example, the Company estimates that there are currently approximately 25 million acres of lawns, golf courses, parks and roadway medians which use turfgrass seed in the United States alone. The Company also estimates American consumers spent $13.4 billion on professional lawns and landscape services in 1994, an increase of 7% over 1993 and that there were approximately 15,700 golf courses in the United States in 1996, compared with approximately 13,400 in 1986, an increase of 17%.


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

     DEVELOPMENT OF PROPRIETARY SEED VARIETIES. Management believes, based on its knowledge of the industry, that the Company's research capability will allow it to develop proprietary seed varieties with value-added characteristics that improve yield, nutritional quality, persistence, and insect and disease tolerance for forages and quality, color, persistence and insect and disease tolerance for turfgrasses. The Company believes that development of propriety seed varieties through traditional genetic research programs has become an essential foundation for transforming the forage and turfgrass seed sectors into high margin businesses similar to the other proprietary seed sectors. See "Research and Development" below.

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

AGRIBIOTECH, INC.
ACQUISITIONS

                                              APPROXIMATE      APPROXIMATE
                                            ANNUAL REVENUE      PURCHASE
                                EFFECTIVE   AT ACQUISITION        PRICE       HEADQUARTERS AT             DESCRIPTION
AGRIBIOTECH ACQUISITIONS          DATE       (IN MILLIONS)    (IN MILLIONS)      ACQUISITION              OF BUSINESS
          (1)
------------------------------------------------------------------------------------------------------------------------------------

Seed Resource, Inc.              Jan 95          $ 1.6           $ 1.1        Tulia, TX             Markets proprietary sorghum,
                                                                                                    sudan grass, ryes & millets in
                                                                                                    the U.S., Mexico and Europe.
------------------------------------------------------------------------------------------------------------------------------------

Scott Seed Company               Mar 95          $ 5.5           $ 1.5        New Albany, IN        Markets proprietary alfalfa
                                                                                                    varieties, clover varieties,
                                                                                                    pasture mixes, turfgrass
                                                                                                    varieties and corn hybrids
                                                                                                    throughout Kentucky and Southern
                                                                                                    Indiana.
------------------------------------------------------------------------------------------------------------------------------------

Hobart Seed Company              Apr 95          $ 3.3           $ 1.7        Hobart, OK            Markets alfalfa, field seeds &
                                                                                                    lawn and garden supplies in
                                                                                                    Oklahoma, Texas and Kansas.
------------------------------------------------------------------------------------------------------------------------------------

Sphar Seed Company               July 95         $ 2.1           $ 0.3        Winchester, KY        Markets proprietary alfalfa
                                                                                                    varieties, clover varieties,
                                                                                                    pasture mixes, turfgrass
                                                                                                    varieties and corn hybrid
                                                                                                    throughout Kentucky and Southern
                                                                                                    Indiana.  Sphar is also a
                                                                                                    Pioneer corn distributor.
------------------------------------------------------------------------------------------------------------------------------------

Halsey Seed Company              July 95         $ 1.2           $ 1.1        Trumansburg, NY       Markets alfalfa, field seeds and
                                                                                                    turf seeds in New York and New
                                                                                                    England.
------------------------------------------------------------------------------------------------------------------------------------

Arnold Thomas Seed Service,
 Inc.                            Oct 95          $ 2.3           $ 0.9        Lowden, WA            Has four seed cleaning lines in
                                                                                                    its Lowden, Washington facility
                                                                                                    with access to grass, clover and
                                                                                                    alfalfa seed production areas in
                                                                                                    the Northwest.
------------------------------------------------------------------------------------------------------------------------------------

Clark Seeds, Inc.                Oct 95          $ 4.1           $ 2.2        Nampa, ID             Has two modern seed cleaning
                                                                                                    facilities in Idaho and Oregon.
------------------------------------------------------------------------------------------------------------------------------------

Doug Conlee Seed Co.             Jan 96          $ 1.0           $ 0.6        Waco, TX              Is in same area as Seed
                                                                                                    Resource, so operating synergies
                                                                                                    were created along with
                                                                                                    expansion of forage sales.  The
                                                                                                    company also has proprietary
                                                                                                    sorghum and sudan grass
                                                                                                    germplasm.
------------------------------------------------------------------------------------------------------------------------------------

Beachley-Hardy Seed Co.          Feb 96          $ 9.7           $ 4.1        Shiremanstown, PA     Strong market presence in
                                                                                                    Northeast.  Also included is
                                                                                                    access to future breakthrough
                                                                                                    proprietary forage and turf
                                                                                                    products of its former owner.
                                                                                                    It also provides ABT access to
                                                                                                    products such as Roundup-ready
                                                                                                    soybeans and high-oil corn.
------------------------------------------------------------------------------------------------------------------------------------

Michigan Hybrid Seed Co.         Jun 96          Nil             Nil          Dansville, MI         Markets proprietary alfalfa
                                                                                                    varieties and hybrid seed corn
                                                                                                    in Michigan.
------------------------------------------------------------------------------------------------------------------------------------

W-L Research, Inc. and           Sept 96         $22.2           $16.2        Evansville, WI and    W-L is a leading alfalfa
Germain's, Inc.                                                               Fresno, CA            research company.  The company
                                                                                                    has a strong base of franchised
                                                                                                    distributors in the U.S. and
                                                                                                    several foreign countries.  Its
                                                                                                    alfalfa varieties are the
                                                                                                    leading proprietary products in
                                                                                                    Argentina.  Germain's is one of
                                                                                                    the leading regional seed
                                                                                                    companies in the Western U.S.
                                                                                                    The 125-year-old company markets
                                                                                                    hybrid corn, alfalfa, turf,
                                                                                                    clover, pasture grass and cover
                                                                                                    crop seed in the Western U.S. &
                                                                                                    Mexico.
------------------------------------------------------------------------------------------------------------------------------------

E.F. Burlingham & Sons           Apr 97          $35.6           $ 9.6        Forest Grove, OR      An 85-year-old turfgrass seed
(2)                                                                                                 company with many varieties
                                                                                                    scoring as leading performers in
                                                                                                    official national turf
                                                                                                    evaluation tests.
------------------------------------------------------------------------------------------------------------------------------------

The Sexauer Company              Apr 97          $10.3           $ 3.2        Brookings, SD         A full-service forage and turf
                                                                                                    seed company with four
                                                                                                    distribution locations.  The
                                                                                                    company has 106 years of
                                                                                                    history.
------------------------------------------------------------------------------------------------------------------------------------

Olsen Fennell Seeds, Inc.        Jun 97          $28.6           $15.2        Salem, OR             Good germplasm in turf seeds and
                                                                                                    non-alfalfa forages.
------------------------------------------------------------------------------------------------------------------------------------

Pending                         July 97(4)       $ 9.4           $ 7.0(4)     Pending               Markets alfalfa, field seeds and
                                                                                                    turfgrass seeds.
------------------------------------------------------------------------------------------------------------------------------------

Loft's Seed, Inc.(pending)        Jan. 98(4)     $74.7           $34.0(4)     Winston-Salem, N.C.   Premier turfgrass seed company.
------------------------------------------------------------------------------------------------------------------------------------

     (1) Other than as described in notes (2) and (3) below during the last five years none of the Company's significant acquisitions have been involved in a significant corporate transaction including, but not limited to (a) any bankruptcy, receivership or similar proceedings and (b) any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     (2) In May 1994, Douglas Pope and Greg McCarthy, the principal shareholders of E. F. Burlingham, who sold such company to ABT, purchased that company from George Burlingham.

     (3) Includes Lofts Seed, Inc. and Budd Seed, Inc., which are Companies under common control. The stockholders of Budd Seed, Inc. acquired Lofts Seed, Inc. on June 28, 1996.

     (4) Estimatd based on signed agreements.

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


     FORAGES

     Management believes, based on its knowledge of the industry, that the Company has an industry leading research and development program for forages through alfalfa research conducted by the Company's subsidiary W-L Research and an excellent alfalfa germplasm base. W-L Research has the oldest proprietary alfalfa breeding program in the United States. W-L has as many or more research personnel, research locations, evaluation plots, alfalfa plant variety patents, and plant varieties as any other company. The Company has been successful in developing numerous varieties that produce high yields under intensive cutting schedules, multiple pest tolerance and more recently, improved nutritional quality. W-L has more industry leading breakthrough varieties than other companies including Sclerotina resistant varieties, white fly resistant varieties and HQ(R) (high quality varieties). The Company's HQ(R) alfalfa varieties have won the "superbowl" of forage production three years in a row where performance is measured by pounds of milk produced per acre of alfalfa, i.e. nutritional quality. The Forage Superbowl is held annually in a conjunction with the World Dairy Expo in Madison, Wisconsin, and is seen by customers and industry peers as the premier third party forage analysis in the industry. The Company's varieties consistently rank among the leaders in evaluation plots as evaluated by various universities. The Company has industry leading forage grass varieties obtained through Olsen Fennell Seeds and other acquisitions.

     Potato leafhopper is often considered the most destructive alfalfa insect pest in North America, with significant losses reported in both yield and forage quality each year. However, chemical treatment is seldom undertaken because of the cost of such treatment and/or the inability to detect the problem in time.


     TURFGRASS

     Management believes, based on its knowledge of the industry, that the Company has an industry leading turfgrass research and development program. Management measures its leading position primarily through the Company's research programs, at E.F. Burlingham and Lofts Seed (which acquisition is pending), which have as many or more research personnel, research locations, research plots under evaluation, as any other United States research program. Similarly, the quality and success of these research programs equals that of any other company's program. ABT has more than 50,000 turf evaluation plots throughout the United States and has developed a number of turfgrass varieties with superior turf quality that are independently evaluated in National Turf Evaluation Plot ("NTEP") trials throughout the United States. The Company's varieties currently top the NTEP list in three important turfgrass species (tall fescue, perennial ryegrass and fine fescues). In addition, a number of the Company's varieties are in the top ten for each species. As a result, the Company's believes that its germplasm is highly desirable to customers who want ABT to provide private label varieties for them. To date, the Company has chosen to engage in private labeling in order to maximize market share.

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

     Argentina is the most important forage market outside of the United States, which the Company estimates at approximately 16 million acres of alfalfa planted annually. The Company markets alfalfa under the W-L brand name through Cargill S.A.C.I. The largest international turf markets for the Company are currently the Pacific Rim countries.

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

     Varieties vs. Hybrids - why the forage and turfgrass seed sectors were slow
     ---------------------------------------------------------------------------
to consolidate.  The primary reason why the corn seed sector developed into a
---------------
consolidated industry, with large research expenditures and high gross margins, was the development of genetic hybridization techniques. Hybrids are crosses between two inbred lines that produce superior crops. The seed from these crops, however, cannot be retained for further use, as it will not produce a superior crop. The owner of the inbred lines controls the inbred parents and therefore controls ownership of the hybrid offspring. Development of hybrids enabled investors to own and protect superior products developed through research. Intellectual property rights protection for these products is by trade secrets, the PVPA, patents or a combination of all three methods.

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

CUSTOMERS

     The Company sells seed to a wide variety of customers including sales direct to end users, large regional distributors, national accounts, and local feed and seed stores. The relative percentages of customer mix varies among ABT's operating subsidiaries. No one customer of the Company has accounted for 10% or more of the Company's net sales.

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

COMPETITION

     The Company competes in both forage and turfgrass seeds on the basis of price, product quality and service. The major agricultural companies in the United States focus their sales around hybrid seed corn (Pioneer Hi-Bred International, DEKALB Genetics Corporation, Novartis AG and Mycogen Corporation), cotton seed (Delta and Pine Land Company) and other grain crops. In the past, they have treated forage and turfgrass seeds as ancillary crops when they compete in the marketplace. This is the opposite of the Company's business strategy, which is to treat forage and turfgrass seed as the primary product. Therefore, the Company's major competitors in the forage and turfgrass seed sector are currently large regional companies and numerous small family seed businesses. However, any of the major agricultural companies may decide to compete directly against the Company. Management believes that as ABT's acquisition strategy becomes better known in the seed industry, the competition for acquisitions, sales, facilities and personnel will intensify.

     In the alfalfa seed industry the largest United States competitors are Cenex/Land O'Lakes/Research Seed, Helena/AgriPro, Pioneer and Cal/West Seeds, which have annual alfalfa seed sales between $20 and $60 million. Companies which treat alfalfa as a primary crop include Research Seed, Helena/Agripro, and Cal-West Seeds; while those companies which sell alfalfa as an ancillary crop include Pioneer, DEKALB and Mycogen. The Company's largest competitors for forages other than alfalfa are FFR Research and its farm cooperative members. There are also many small family owned businesses that are strong competitors in small geographic areas.

     The Company has a number of competitors for cool season turfgrass seed that have annual sales of between $20 and $80 million. Most of these companies are regional companies, with only Lofts Seed, Inc. (a pending acquisition for the Company), Pennington Seed and O.M. Scott having national name brand acceptance. Turfgrass seed competitors generally sell turfgrass seed as a primary seed product, including O.M. Scott Pennington, Jacklin and Pickseed, all of whom are privately owned. However, some of these competitors sell more non-seed turgrass products (such as chemicals, sprays, fertilizer and lawn and garden products) than seed, including O.M. Scott and Pennington. Other forage competitors generally sell foreages as a primary crop, including FFR Research, Research Seed and a large number of regional and family owned businesses, similar to those the Company has acquired.

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

     Dr. Tom Rice, an experienced biotechnology program manager who is a consultant to the Company, is working with management and the Company's traditional genetic research breeders to identify and prioritize specific biotechnology projects. Management believes based on its knowledge of the industry, that the Company's industry leading market share and germplasm (see "Research and Development" above), in conjunction with Dr. Rice's efforts, will enable the Company to negotiate relationships for forage and turfgrass seed biotechnology.

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

------------------------------------------------------
                     PVPA STATUS
------------------------------------------------------
                        Issued    Pending    Exclusive
                        -------   --------    License
                        (Owned)   (Owned)    ---------
------------------------------------------------------
Alfalfa                     16          1            5
------------------------------------------------------
Tall Fescue                  2          3            6
------------------------------------------------------
Perennial Ryegrass           4          9            1
------------------------------------------------------
Kentucky Bluegrass           1          -            2
------------------------------------------------------
Fine Fescue                  1          -            3
------------------------------------------------------
Orchardgrass                 -          -            1
------------------------------------------------------
Crimson Clover               -          -            1
------------------------------------------------------
Bentgrass                    -          -            2
------------------------------------------------------
Chicory                      -          -            1
------------------------------------------------------
                            24         13           22
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

     The Company believes that each facility is suitable for its current use, is in good condition and is adequately insured. Management believes that such properties, together, are generally adequate to meet the Company's foreseeable needs. Nevertheless, the Company, in all likelihood, will combine the operations of certain smaller facilities in new facilities, although it has no definitive plans or fixed capital expenditures in this regard.

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

Dividend Policy

     The Company has never declared or paid any cash dividends on its Common Stock. The Company and its Board of Directors currently intend to retain any earnings for use in the operation and expansion of the Company's business and do not anticipate paying any dividends on the Common Stock for the foreseeable future. The Company's Credit Facility with Bank of America prohibits the declaration or payment of cash dividends without prior bank approval.

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

  In addition to the above acquisitions, the Company acquired certain assets of Sphar Seed Company effective July 1, 1996 to expand the operations of Scott Seed Company. The Company also created Seed Mart, Inc., a start-up seed operation in the upper Midwest section of the United States. Seed Mart began operations in the summer of 1995 but did not have significant sales until the spring of 1996. Net sales of Seed Mart were $1,537,667 and $866,133 in Fiscal 1997 and Fiscal 1996 and it has 12 employees at June 30, 1997. The Company's Mexico operation, which commenced in 1994, had net sales of $1,114,807 in Fiscal 1997 and $525,100 in Fiscal 1996. Included in the above sales numbers are intercompany sales aggregating $6,958,154 in Fiscal 1997 and $931,823 in Fiscal 1996.

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

  Changes in the above items are primarily due to the acquisitions completed by the Company, including changes in these items following the dates of acquisition due to growth and seasonality of the seed business and related financings. Information concerning increases (decreases) in certain operational assets and liabilities acquired in acquisitions and other changes is as follows:

                                Fiscal 1997            Fiscal 1996            Fiscal 1995
                            --------------------   --------------------   --------------------
                                                       (in thousands)

                            Acqui-       Other     Acqui-       Other      Acqui-      Other
                            sitions      Changes   sitions      Changes    sitions     Changes
                            --------------------   --------------------   --------------------
Accounts receivable         $11,796      ($1,823)  $1,949        $4,599    $1,088       $(168)
Inventories                  18,172       (1,898)   4,643           796     2,756        (990)
Property, plant
 and equipment                9,822        1,073    5,795           504     2,034         111
Accounts payable
 and accrued expenses        12,210       (4,948)   2,389         2,216     1,232        (435)

  To finance acquisitions and ongoing operations, the Company has raised significant amounts of additional equity capital since September 30, 1994. During Fiscal 1997 the Company received cash proceeds of $9,443,827 from the exercise of existing options and warrants, including payments on notes receivable for warrants and options exercised. Subsequent to June 30, 1997, the Company received payments of $9,990,000 on notes receivable from the exercise of options and warrants during Fiscal 1997. In addition, the Company received gross proceeds of $10,000,000 from the private placement of its Series C Preferred Stock during Fiscal 1997. The Company paid commissions equal to 13% of the gross proceeds. During Fiscal 1996 the Company received cash proceeds of $3,438,630 from the exercise of existing options and warrants, including payments on notes receivable for warrants exercised. To facilitate raising capital to fund the Company's acquisition program and operations and to clean up its capital structure, the Company arranged for options previously issued to consultants and other non-employees to be transferred to other non-affiliates who exercised them in accordance with their stated terms. At the time of this arrangement, the market price of the Company's common stock exceeded the exercise price of the options. The difference between the market price and exercise price, deemed to be a preferential dividend to these stockholders for accounting purposes, aggregated approximately $1.8 million. However, since the Company had no retained earnings, such amount would be charged to capital in excess of par value and would be offset by a deemed contribution to capital in excess of par value resulting in no change in stockholders' equity. The options were assigned to persons, primarily stockholders, whom the Company believed would exercise them to provide needed capital at a time when there was a general downward trend in the price of the Company's common stock, while also reducing the amount of dilutive options outstanding. The Company also completed the private placement of 7,425 shares of its Series B Convertible Preferred Stock during Fiscal 1996, receiving $7,425,000 before commissions and expenses. In Fiscal 1995 the Company received cash proceeds of $3,760,631 from the exercise of existing warrants, including payments on notes receivable for warrants exercised. Equity transactions are more fully described in note 7 of Notes to Consolidated Financial Statements.

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


  At June 30, 1997, the Company had a $22,000,000 line of credit with Bank of America (Nevada), $15,086,013 of which was outstanding. Borrowings under this line of credit bear interest at the banks' reference rate plus 0.5% (9% at June 30, 1997) and are limited to 70% of eligible accounts receivable and 50% of eligible inventory. This facility is collateralized by security interests in inventory, receivables, equipment and intangibles. At June 30, 1997, the Company also had a $4,000,000 term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997 the Company received a $5 million term loan from Bank of America that bears interest at the bank's reference rate plus 0.5 percent and is repayable over five years.

  In connection with the Company's acquisitions, the Company assumed long-term mortgage debt of $1,004,754 and incurred long-term seller financing of $1,250,000. The Company had approximately $3,724,000 in long-term debt outstanding at June 30, 1997. This long-term debt comprised mortgages, capital leases, covenants not to compete and deferred compensation. In addition, the Company has guaranteed the proceeds from the sale of Common Stock by certain former owners of acquired companies. See note 7 of Notes to Consolidated Financial Statements.

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


  Cost of sales, primarily seed cost, were $49,527,150, or 75.2% of net sales for Fiscal 1997, as compared to $19,235,670, or 74.1% of net sales for Fiscal 1996, and $3,397,860, or 71.5% of net sales in Fiscal 1995. The increase in the amount of cost of sales is due to the acquisitions as described above reflecting that (i) certain acquisitions have historically handled mostly lower margin public seed varieties while other acquisitions handle higher margin proprietary varieties; and (ii) the mix of products sold, in that turfgrass seed sales have historically commanded lower margins than forage seed sales. For example, the average gross margin for Burlingham and Olsen Fennell, which are primarily turfgrass companies, was approximately 16% for their latest fiscal year prior to being acquired by the Company, compared to approximately 23% for the latest fiscal year prior to acquisition for W-L Research/Germain's and Sexauer, which are primarily forage companies. The Company's goal is to raise gross margins over the next several years as a result of industry consolidation, vertical integration and shifting the product lines from primarily public varieties (commodities) to proprietary (value-added) products.

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

SEASONALITY OF BUSINESS

     The forage and turfgrass seed sector has a seasonal revenue cycle, as do other seed sectors. Consequently, the Company's quarterly operating revenue and working capital needs vary widely, with the third fiscal quarter (January to March) currently having the highest, and the first fiscal quarter the lowest, revenue. Weather conditions and the economic outlook for alternative crops affect seed production yields, insect population and farmers' planting decisions, which may cause fluctuations in seed prices and annual revenues. Successful consolidation of the forage and turfgrass seed industry, under Company ownership, is expected to decrease the seasonality of operating revenue and working capital needs. The Company's acquisition of Burlingham and Olsen Fennell added a significant amount of turfgrass sales in the first and second fiscal quarters, primarily for overseeding golf courses, southern forage grasses, landscapes, and retail. The pending acquisition of Lofts would continue this trend.

QUARTERLY COMPARISONS

     The forage and turfgrass seed sector has a seasonal revenue cycle, as do other seed sectors. Consequently, the Company's quarterly operating revenue varies widely. In forages, where the majority of the Company's revenue has been derived to date, the third fiscal quarter (ending March 31) has the highest revenue, the fourth fiscal quarter the next highest and the first fiscal quarter the lowest revenue. There is, however, a significant amount of turfgrass seed sales in the first and second fiscal quarters primarily for overseeding golf courses. Therefore, management believes that quarterly operating revenue will continue to fluctuate depending on the breakdown of the Company's revenue between the two sectors for any specific period of time.

     The results of operations of the Company's acquisitions are included in the Company's consolidated Financial Statements beginning with the effective date of the acquisition. The table below sets forth quarterly operating data of the Company for Fiscal 1996 and Fiscal 1997. This quarterly information is unaudited, but in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the period presented. As discussed above and explained in note 1(k) and note 7 of Notes to Consolidated Financial Statements, the Company has given retroactive effect to changes in accounting for earnings (loss) per share and for its convertible preferred stock. The unaudited information in the table below has not been reveiwed by the Company's independent certified public accountants.

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
                               =======      =======     =======      =======

As discussed in note 1(b) of Notes to the Consolidated Financial Statements, the Company takes effective control of acquired businesses as of a mutually agreed upon effective date that precedes the closing date when consideration is transferred to the sellers. The Company begins reflecting the acquired businesses in its Consolidated Financial Statements as of the effective date. The following table shows, on a quarterly basis, the net sales and net earnings
(loss) as if the results of operation of the acquired businesses from the effective date to the closing date were removed from the reported consolidated operating results and reflecting the acquisitions beginning with the closing date:


Period ended                                 Net sales         Net earnings
                                                                  (loss)
                                                      (In thousands)
Three months ended September 30, 1996            $ 4,938          (1,563)
Three months ended December 31, 1996              11,073          (1,264)
Three months ended March 31, 1997                 20,223           1,285
Three months ended June 30, 1997                  16,264          (2,120)
                                                 -------          ------
Year ended June 30, 1997                         $52,498          (3,662)
                                                 =======          ======

Three months ended September 30, 1995            $ 2,421            (668)
Three months ended December 31, 1995               2,004          (1,029)
Three months ended March 31, 1996                  5,936            (721)
Three months ended June 30, 1996                   7,722          (1,432)
                                                 -------          ------
Year ended June 30, 1996                         $18,083          (3,850)
                                                 =======          ======


The following charts show the net sales and net earnings (loss) shown in the Company's consolidated financial statements compared to those items as shown in the above table, as well as similar comparisons of total assets and total stockholders' equity:

[Omitted line graphs for 1) net sales, 2) net earnings (loss), 3) total assets, and 4) total stockholders' equity showing by quarter from September 30, 1995 through June 30, 1997 amounts in thousands a) as reported, using effective dates, and b) using closing dates.]

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements to be provided pursuant to this Item 7 begin on page F-1 of the Report, following Part III hereof.

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

     On February 13, 1996, the Company entered into an employment agreement with Henry A. Ingalls. The agreement's term runs from April 3, 1996 for four years. Mr. Ingalls' aggregate compensation begins at $170,000 per annum plus a minimum bonus of $30,000 per year. The compensation is subject to annual escalations at the greater of 5% or the general inflation rate. The Agreement contains a covenant by Mr. Ingalls not to compete against the Company during the term and for a two-year period thereafter. Upon termination without cause, Mr. Ingalls would be entitled to two years' compensation. After a change of control of the Company, in certain circumstances, Mr. Ingalls would be entitled to three years' compensation. Mr. Ingalls also received options to purchase up to 1,250,000 shares of Common Stock, exercisable at $2.12 per share vesting over five years, but immediately exercisable for cash. In the event there is a material change in the ownership or management of the Company and at any time thereafter Mr. Ingalls is either terminated or, in his sole determination, there is a significant change in his duties, responsibilities, principal location of employment or compensation. Mr. Ingalls shall be vested in full in all stock options granted pursuant to his employment agreement and shall be entitled to receive his full compensation and other employee benefits for three years from the date of termination or his determining that such a change has occurred. For purposes of Mr. Ingalls' Employment Agreement, "change in control" refers to a change in the management and "control" owners of the corporation, consisting of Johnny R. Thomas, John C. Francis and Scott J. Loomis.

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

     At June 30, 1997, an aggregate of 1,123,600 options were outstanding under the Plan, at prices ranging from $2.00 to $6.94, including 300,000 options to Kathleen L. Gillespie, a Vice President of the Company, and 25,000 to each of the two independent directors of the Company. An aggregate of 475,400 shares of Common Stock are issuable upon exercise of options available for future grants under the Plan.

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

NAME AND ADDRESS OF                 AMOUNT AND NATURE OF        PERCENTAGE OF COMMON
 BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)      STOCK OWNED
-------------------               ------------------------      -----------
Johnny R. Thomas(2)                    2,379,213 (3)               9.3%
John C. Francis (2)                    1,379,235 (4)               5.4%
Henry A. Ingalls (2)                   1,302,378 (5)               4.9%
Scott J. Loomis                        1,420,040 (6)               5.6%
 5840 N. Genematas
 Tucson, AZ  85704
Kathleen L. Gillespie (2)                900,000 (7)               3.4%
Kent Schulze                              25,000 (8)               *
 2621 Irving Avenue, South
 Minneapolis, MN  55408
James W. Hopkins                          15,000 (9)               *
 P.O. Box 607
 Arnolds Park, Iowa  51331
All executive officers and             7,502,866(10)              26.6%
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

(3) Includes 304,006 shares issuable upon exercise of currently exercisable Class C Warrants.

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

                                  KPMG Peat Marwick LLP


Albuquerque, New Mexico
September 26, 1997, except as to
  note 2(K) and the twelfth
  paragraph of note 7, which
  are as of February 10, 1998

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

    (b) Acquisitions
        ------------

        The Company's business strategy is to consolidate and vertically integrate the forage and turfgrass sector of the seed industry while transforming its business from being composed of primarily commodity type products to proprietary value-added products. To accomplish this, the Company has acquired a number of seed businesses since January 1, 1995. The agreements for the acquisitions involve the Company taking effective control of the acquired businesses as of a mutually agreed upon date that precedes the closing date when consideration is transferred to the sellers. Subsequent to the effective date, the businesses are operated by the sellers on behalf of and for the benefit or liability of the Company under the direct supervision and control of the Company. This enables the Company to begin the process of integrating the acquired operations into those of the Company as of the designated effective date. For accounting purposes, the Company begins including the acquired businesses in its consolidated financial statements as of such effective dates. The Company does not recognize the effects of the acquisition of a business prior to the date that the seller conveys in a written agreement effective control of the business to the Company without restrictions other than those required to protect the owners of the acquired business. At such effective date, there are no substantive conditions or material terms of the acquisition agreement remaining to be resolved and all risks and rewards of ownership of the business pass to the Company.

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

(7) Capital Stock
    -------------

    Prior to October 1, 1994, the Company issued warrants to purchase the Company's common stock as part of a private placement of the Company's common stock for cash. The "Class A Warrant" entitled the holder to obtain one share of ABT's common stock and a warrant (the "Class B Warrant") upon payment of the exercise price of $3.50 through January 17, 1996. The Class B Warrant entitles the holder to obtain one share of ABT's common stock and a warrant (the "Class C Warrant") upon the payment of the exercise price of $5.00 through January 17, 1997. The Class C Warrant entitles the holder to obtain one share of ABT's common stock upon payment of the exercise price of $7.50 through January 17, 1998.

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


    During the nine-month period ended June 30, 1995, the Company reduced the notes receivable from sale of stock by $1,644,000 through the acquisition of Scott, Seed Resource and Hobart for $474,000, $700,000 and $470,000, respectively, by the makers of the notes transferring 638,785 shares of ABT common stock to the previous owners of those entities. During the year ended June 30, 1996, in connection with the acquisitions of Arnold-Thomas and Clark Seed, $1,503,447 of the notes were satisfied by makers of the notes transferring 505,450 shares of stock to the previous owners of those entities. To facilitate these transfers, the notes receivable for sale of stock were discounted by $343,777 to reflect the then current market price of the stock.

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

    On January 5, 1996, the Company entered into an eighteen-month consulting agreement to assist the Company with investor communications and relations. In consideration of the agreement, the Company granted the consultant a five-year option to purchase 2,000,000 shares of the Company's common stock exercisable at $1.81 per share which equaled the market price at the grant date. The Company has determined that the value of the investor communications and relations services to be received under this agreement is $108,000, which is being amortized over the term of the agreement. In August 1996, the Company entered into another agreement with the consultant under which the consultant surrendered rights to 1,550,000 of the options. In exchange, the Company issued 750,000 shares of its restricted common stock to the consultant. The options surrendered by the consultant were transferable by their original terms and were assigned to persons, primarily stockholders of the Company, whom the Company believed would exercise them and provide capital to the Company. At the time of this arrangement, the market price of the Company's common stock exceeded the exercise price of the options. The difference between the market price and the exercise price, deemed to be a preferential dividend to these stockholders for accounting purposes, aggregated approximately $1.8 million. However, since the Company had no retained earnings, such amount would be charged to capital in excess of par value and would be offset by a deemed contribution to capital in excess of par value resulting in no change in stockholders' equity. During the year ended June 30, 1997, 1,850,000 of these options were exercised and 112,500 were exercised subsequent to June 30, 1997.


    In March 1996, the Company entered into a bridge financing agreement, pending the completion of the Series B Convertible Preferred Stock issuance described above, under which the Company borrowed $1,000,000 from an individual, who was also a stockholder of the Company. The loan was repaid from the proceeds of the Series B Convertible Preferred Stock offering. Under the agreement, interest was paid on the loan at 9 percent per annum and the lender was granted a five year option to purchase 500,000 shares of the Company's common stock exercisable at $2.50 per share which equaled the market price at the grant date. The Company has imputed $27,616 of additional interest expense under this agreement to reflect the relative risk undertaken by the lender. In addition, the Company granted a five year option to purchase 250,000 shares of the Company's common stock exercisable at $2.50 per share to the agent for the lender, who was also a consultant to the Company. The Company determined that the compensation attributable to the agent's services was $50,000, which was amortized over the term of the loan agreement. In June 1996, the Company entered into an additional agreement with the holders of these options under which the holders surrendered the 750,000 options in exchange for being issued 225,000 shares of common stock, the fair value of which approximated the fair value of the options at such date. Of these options 500,000 were cancelled and 250,000 were transferred to an unrelated party who received 175,000 shares of common stock upon exercise of these options for cash of $625,000 and the relinquishment of 150,000 Class B Warrants, which were exercisable at $5.00 per share. The value of the common stock received by such unrelated party equaled the $625,000 paid in cash. No expense was recorded in connection with these transactions since they were exchanges of equity instruments of equal value.

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
    Total         =========   =====     ===        =====   =========



    In connection with acquisitions where the previous owners received ABT common stock as part of the purchase price, such stock is subject to "lock-up agreements" which limit the amount of common stock that the previous owners of these entities can sell within specified time periods. In addition, the Company guaranteed the proceeds to be received by the previous owners of certain of these entities from the sale of the common stock if sold in accordance with the lock up agreements. The only acquisition with guaranteed proceeds remaining in effect is OFI where the previous owners are to receive $7,900,000 from the sale of 777,500 shares of ABT common stock through June 30, 1999. To secure the Company's guarantee, the previous owners have a lien on OFI's land and building, subordinated to existing mortgage financing. Any difference between the guaranteed proceeds and the proceeds received by the previous owners will be paid in cash by the Company. In addition, the Company will receive a portion of proceeds from the sale of common stock by the former owners of OFI at prices in excess of $14. Sales made pursuant to lock-up agreements for the other acquisitions were made such that the Company had no obligations under its guarantees.


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

Dated:  August 10, 1998

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


/s/ Johnny R. Thomas       Chief Executive Officer        August 10, 1998
-----------------------    (Principal Executive Officer
Johnny R. Thomas           and Director



/s/ Henry A. Ingalls      Vice President and Treasurer    August 10, 1998
-----------------------    (Principal Financial and
Henry A. Ingalls           Accounting Officer)



/s/ Scott J. Loomis       Vice President and Director     August 10, 1998
-----------------------
Scott J. Loomis


/s/ John C. Francis       Vice President, Secretary       August 10, 1998
-----------------------    and Director
John C. Francis


/s/ Kent Schulze          President and Director          August 10, 1998
-----------------------
Kent Schulze


/s/ James W. Hopkins      Director                        August 10, 1998
-----------------------
James W. Hopkins


/s/ Richard P. Budd       Director                        August 10, 1998
-----------------------
Richard P. Budd
