Form 10-Q/A
period 1997-09-30
AGRIBIOTECH INC
filed 1998-08-11
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q/A
                                Amendment No. 2



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


(2)  Acquisitions
     ------------

The Company purchased substantially all of the assets of LaCrosse Seed Corporation ("LaCrosse") effective July 1, 1997. The transaction was recorded using the purchase method of accounting. The purchase includes cash, inventory, accounts receivable, prepaid assets, fixed assets and intangible assets, less accounts payable and certain assumed liabilities. The net purchase price was paid through cash of $5,000,000 paid at closing and 229,885 shares of ABT common stock valued at $2,000,000, which amount the Company has guaranteed will be received by the former owners of LaCrosse, if the ABT common stock is sold pursuant to a lock-up agreement through October 1998. The Company will receive a portion of the proceeds from the sale of the ABT stock in excess of $14 per share during this same period. In addition, the Company paid each of the two former principals $500,000 for covenants not to compete. Intangible assets consist of covenants not to compete, trademark rights and goodwill.

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

At June 30, 1997, the Company had a $22 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit bear interest at the bank's reference rate plus 0.5% (9% at September 30, 1997) are are limited to 70% of eligible accounts receivable and 50% of eligible inventory. This facility is collateralized by security interests in inventory, receivables, equipment and intangibles. At June 30, 1997, the Company also had a $4 million term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997, the revolving line of credit was increased to $25 million and the Company received a $5 million term loan from BofA. At September 30, 1997, $10.2 million was outstanding on the revolving line of credit and the term loan had been fully advanced.

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

During the 1998 Three-Month Period, the Company had net negative cash flows from operating activities of $1,537,200, compared to net cash flows from operating activities of $119,089 during the three-month period ended September 30, 1996 (the "1997 Three-Month Period"). The 1998 Three-Month Period reflects the Company's net earnings of $784,540, adjusted for non-cash operating items and changes in operating assets and liabilities (primarily increases in accounts receivable resulting from the fall selling season that were partially offset by an increase in accounts payable). During the 1998 Three-Month Period, the Company had net negative cash flows from investing activities of $934,549 compared to net negative cash flows from investing activities of $406,902 in the 1997 Three-Month Period, primarily from additions to property, plant and equipment. During the 1998 Three-Month Period, the Company had net cash flows from financing activities of $1,753,581, primarily due to the financing factors stated above offset by a net reduction of short-term debt of $14,015,053 and reductions in amounts due in connection with acquisitions of $4,800,000. Cash flows from financing activities of $7,697,102 during the 1997 Three-Month Period resulted primarily from the issuance of convertible preferred stock. These cash flows resulted in a decrease in cash of $718,168 during the 1998 Three-Month Period and an increase in cash of $7,409,289 during the 1997 Three-Month Period.

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

The increase in the amount of gross profit is due to the acquisitions as described above. The decrease in the gross profit percentage is primarily due to a significant change in the mix of products sold resulting from recent acquisitions which have a higher percentage of turfgass seed sales that have historically commanded lower margins than forage seeds. Many turfgrass seed companies use their suppliers, who are typically large farmers that grow seed, to also clean, process, package, store, and finance the seed prior to purchase. This results in lower margins being captured by the turfgrass seed companies. The sales of the recently acquired E.F. Burlingham & Sons and Olsen Fennell Seeds, Inc., aggregating approximately $27.5 million during the 1998 Three-Month Period, are primarily turfgrass seeds at relatively low margins compared to forage seed sales. The Company's goal is to raise gross margins over the next several years as a result of the Company's attempt to consolidate the forage and turfgrass sector of the seed industry, vertically integrate its operations, and shift its product lines from primarily public varieties (commodities) to proprietary (value added) products.

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

Included in other income is earnings of Seedbiotics, L.L.C., an entity owned fifty percent by the Company, of $174,486 for the Fiscal 1998 Three-Month Period compared to none in the prior year.

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

As discussed in note 1(b) of Notes to the Consolidated Financial Statements in the Company's June 30, 1997 Form 10-KSB, the Company takes effective control of acquired businesses as of a mutually agreed upon effective date that precedes the closing date when consideration is transferred to the sellers. The Company begins reflecting the acquired businesses in its Consolidated Financial Statements as of the effective date. The following table shows the net sales and net earnings (loss) as if the results of operation of the acquired businesses from the effective date to the closing date were removed from the reported consolidated operating results and reflecting the acquisitions beginning with the closing date:

Period ended                               Net sales   Net earnings
                                                          (loss)
                                                (In thousands)
Three months ended September 30, 1996        $ 4,938      (1,563)
Three months ended September 30, 1997         30,618        (166)

The following charts show the net sales and net earnings (loss) shown in the Company's consolidated financial statements compared to those items as shown in the above table, as well as similar comparisons of total assets and total stockholders' equity:

[Omitted line graphs for 1) net sales, 2) net earnings (loss), 3) total assets, and 4) total stockholders' equity showing by quarter from September 30, 1996 through September 30, 1997 amounts in thousands a) as reported, using effective dates, and b) using closing dates.]

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



                         AGRIBIOTECH, INC.,



August 10, 1998            By: /s/ HENRY A. INGALLS
                            --------------------------
                            Henry A. Ingalls,
                            Vice-President/CFO