Form 10-Q/A
period 1997-12-31
AGRIBIOTECH INC
filed 1998-08-11
CIK 876320

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


(B)    Acquisitions
       ------------

The Company purchased substantially all of the assets of LaCrosse Seed Corporation ("LaCrosse") effective July 1, 1997. The transaction was recorded using the purchase method of accounting. The purchase includes cash, inventory, accounts receivable, prepaid assets, fixed assets and intangible assets, less accounts payable and certain assumed liabilities. The net purchase price was paid through cash of $5 million paid at closing and 229,885 shares of ABT common stock valued at $2 million, which amount the Company has guaranteed will be received by the former owners of LaCrosse, if the ABT common stock is sold pursuant to a lock-up agreement through October 1998. The Company will receive a portion of the proceeds from the sale of the ABT stock in excess of $14 per share during this same period. In addition, the Company paid each of the two former principals $500,000 for covenants not to compete. Intangible assets consist of covenants not to compete, trademark rights and goodwill.

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

At June 30, 1997, the Company had a $22 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit bear interest at the bank's reference rate plus 0.5% (9% at December 31, 1997) and are limited to 70% of eligible accounts receivable and 50% of eligible inventory. This facility is collateralized by security interest in inventory, receivables, equipment and intangibles. At June 30, 1997, the Company also had a $4 million term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997, the revolving line of credit was increased to $25 million and the Company received a $5 million term loan from BofA that bears interest at the bank's reference rate plus 0.5% and is repayable over five years. At December 31, 1997, no amounts were outstanding on the revolving line of credit and the term loan had been fully advanced.

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green, the Company obtained a $10 million bridge loan from the BofA that is due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts and SeedCo/Green. These include revolving lines of credit, which bear interest at the prime rate to prime plus 1.25%, aggregating approximately $33 million of which approximately $13 million was outstanding at December 31, 1997, and term debt aggregating approximately $9 million. These facilities are secured by substantially all of te assets of Lofts and SeedCo/Green. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires September 30, 1998, its $5 million term loan, and the above bridge loan, as well as the facilities assumed in the Lofts and SeedCo/Green acquisitions. The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with acquisitions not yet consummated.

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

The increase in the amount of gross profit is due to the acquisitions as described above. The decrease in the gross profit percentage is primarily due to a significant change in the mix of products sold resulting from recent acquisitions which have a higher percentage of turfgrass seed sales that have historically commanded lower margins than forage seeds. Many turfgrass seed companies use their suppliers, who are typically large farmers that grow seed, to also clean, process, package, store, and finance the seed prior to purchase. This results in lower margins being captured by the turfgrass seed companies. The sales of the recently acquired E.F. Burlingham & Sons and Olsen Fennell Seeds, Inc., aggregating approximately $37.5 million during the 1998 Six-Month Period, were primarily turfgrass seeds at relatively low margins compared to forage seed sales. The Company's goal is to raise gross margins over the next several years by consolidation of the forage and turfgrass sector of the seed industry, vertically integrate its operations, and shift its product lines from primarily public varieties (commodities) to proprietary (value added) products.

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

Included in other income is earnings of Seedbiotics, L.L.C., an entity owned fifty percent by the Company, of $305,395 for the Fiscal 1998 Three-Month Period and $479,881 for the Fiscal 1998 Six-Month Period compared to $58,071 and $58,071 in the prior year.

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

Period ended                               Net sales    Net earnings
                                                           (loss)
                                                (In thousands)
Three months ended September 30, 1996        $ 4,938       (1,563)
Three months ended December 31, 1996          11,073       (1,264)
                                             -------       ------
Six months ended December 31, 1996           $16,011       (2,827)
                                             =======       ======

Three months ended September 30, 1997        $30,618         (166)
Three months ended December 31, 1997          22,905       (1,528)
                                             -------       ------
Six months ended December 31, 1997           $53,523       (1,694)
                                             =======       ======

The following charts show the net sales and net earnings (loss) shown in the Company's consolidated financial statements compared to those items as shown in the above table, as well as similar comparisons of total assets and total stockholders' equity:

[Omitted line graphs for 1) net sales, 2) net earnings (loss), 3) total assets, and 4) total stockholders' equity showing by quarter from September 30, 1996 through December 31, 1997 amounts in thousands a) as reported, using effective dates, and b) using closing dates.]

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



                                            AGRIBIOTECH, INC.,



August 10, 1998                               By:  /s/ Henry A. Ingalls
---------------                                  -------------------------
Date                                             Henry A. Ingalls,
                                                 Vice President/CEO