Form 10-Q/A
period 1998-03-31
AGRIBIOTECH INC
filed 1998-08-11
CIK 876320

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
    Common stock, $.001 par value; authorized 75,000,000 shares at
      March 31, 1998 and 50,000,000 shares at June 30, 1997;
      issued and outstanding 33,680,768 shares at March 31, 1998
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

The net purchase price of these acquisitions was paid through cash of approximately $48,940,000 and 3,680,667 shares of ABT common stock valued at approximately $36,695,000 based on the prices when the terms of the agreements were reached. Each acquisition was recorded using the purchase method of accounting. In connection with the acquisition of LaCrosse, the Company has guaranteed the proceeds to be received by the former owners of LaCrosse will be at least $8.70 per share, or an aggregate of $2 million, if the ABT common stock is sold pursuant to a lock-up agreement through October 1998. The Company will receive a portion of the proceeds from the sale of the ABT stock in excess of $14 per share during this same period.

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

As discussed in note 1(b) of Notes to the Consolidated Financial Statements in the Company's June 30, 1997 Form 10-KSB, the Company has taken effective control of acquired businesses as of a mutually agreed upon effective date that precedes the closing date when consideration is transferred to the sellers. The Company has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. Effective April 1, 1998, the Company will begin reflecting the acquired businesses, including those in the immediately preceding paragraph, in its Consolidated Financial Statements as of the closing date.

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

At June 30, 1997, the Company had a $22 million line of credit with Bank of America ("BofA"). Borrowings under this line of credit bear interest at the bank's reference rate plus 0.5% (9% at March 31, 1998) and are limited to 70% of eligible accounts receivable and 50% of eligible inventory. This facility is collateralized by security interest in inventory, receivables, equipment and intangibles. At June 30, 1997, the Company also had a $4 million term note outstanding. The note was repayable in July and August 1997 and was repaid when due. In August 1997, the revolving line of credit was increased to $25 million and the Company received a $5 million term loan from BofA that bears interest at the bank's reference rate plus 0.5% and is repayable over five years.

In conjunction with consummating the acquisitions of Lofts and SeedCo/Green, the Company obtained a $10 million bridge loan from the BofA that was repaid when due on March 31, 1998. In addition, the Company assumed the existing credit facilities of Lofts, SeedCo/Green and LVF that expire in June 1998 and March 1999. These include revolving lines of credit, which bear interest at the prime rate to prime plus 1.25%, aggregating approximately $33 million and term debt aggregating approximately $9 million. These facilities are secured by substantially all of the assets of Lofts, SeedCo/Green and L.V.F. The Company is currently working with BofA to refinance the Company's existing $25 million revolving line of credit that expires on September 30, 1998 and its $5 million term loan, as well as the facilities assumed in the Lofts, SeedCo/Green and LVF acquisitions. The Company anticipates obtaining a syndicated credit facility that would be adequate for the Company's current revolving line of credit and term credit needs, including those associated with pending acquisitions not yet consummated.
The seed business is subject to wide seasonal fluctuations which result in significant increases in the level of inventory prior to heavier selling seasons and related higher levels of accounts receivable following such sales. In addition, industry practice dictates a significant amount of sales are made with extended terms. The seed business can also be significantly impacted by the weather, which can alter the timing of seed sales. Therefore, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. The Company believes it has adequate financial resources to close its pending acquisitions. However, the Company expects that it will need to obtain additional equity and/or debt financing in order to continue its Acquisition Program beyond acquisitions that are currently pending.

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

                                Nine-month period                  Three-month period
                                 ended March 31,                     ended March 31,
                        --------------------------------        ------------------------
                            1998              1997                1998              1997
                           -----              ----                ----              ----
Personnel costs             $13,503             5,762            6,797              2,114
Occupancy expenses            1,701             2,211            1,039                827
Vehicle and  shipping         4,657               735            2,651                447
Outside services                667               604              208                263
Travel                        1,168               582              664                244
Advertising and promotion     1,469               512              962                239


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

As discussed in note 1(b) of Notes to the Consolidated Financial Statements in the Company's June 30, 1997 Form 10-KSB, the Company has taken effective control of acquired businesses as of a mutually agreed upon effective date that precedes the closing date when consideration is transferred to the sellers. The Company has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. Effective April 1, 1998, the Company will begin reflecting the acquired businesses in its Consolidated Financial Statements as of the closing date. The following table shows the net sales and net earnings
(loss) as if the results of operation of the acquired businesses from the effective date to the closing date were removed from the reported consolidated operating results and reflecting the acquisitions beginning with the closing date:


Period ended                               Net sales      Net earnings
                                                             (loss)
                                                 (In thousands)
Three months ended September 30, 1996       $  4,938         (1,563)
Three months ended December 31, 1996          11,073         (1,264)
Three months ended March 31, 1997             20,223          1,285
                                            --------         ------

Nine months ended March 31, 1997            $ 36,234         (1,542)
                                            ========         ======

Three months ended September 30, 1997       $ 30,618           (166)
Three months ended December 31, 1997          22,905         (1,528)
Three months ended March 31, 1998             64,129          4,314
                                            --------         ------

Nine months ended March 31, 1998            $117,652          2,620
                                            ========         ======

The following charts show the net sales and net earnings (loss) shown in the Company's consolidated financial statements compared to those items as shown in the above table, as well as similar comparisons of total assets and total stockholders' equity:

[Omitted line graphs for 1) net sales, 2) net earnings (loss), 3) total assets, and 4) total stockholders' equity showing by quarter from September 30, 1996 through March 31, 1998 amounts in thousands a) as reported, using effective dates, and b) using closing dates.]

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



                                    AGRIBIOTECH, INC.,



August 10, 1998                       By:  /s/ Henry A. Ingalls
---------------                            --------------------
Date                                     Henry A. Ingalls,
                                         Vice-President/CFO