Form 10-K
period 1998-06-30
AGRIBIOTECH INC
filed 1998-10-06
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________
                                   FORM 10-K

         [X]   Annual Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act 1934

               For the fiscal year ended June 30, 1998

         [_]   Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the Transition Period from
               ______________ to ______________.

                        Commission file number 0-19352

                               AGRIBIOTECH, INC.
            (Exact Name of Registrant as Specified in Its Charter)

          Nevada                                       85-0325742
          ------                                       ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


120 Corporate Park Drive, Henderson, NV                      89014
---------------------------------------                      -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (702) 566-2440
---------------------------------------------------          --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X,
                                                                           -
No__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of September 23, 1998, was $438,494,342 (assuming solely for purposes of this calculation that all directors and officers, but not greater than 5% stockholders of the Registrant are "affiliates"), based on a closing sale price of $12 7/8 per share.

     The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of September 23, 1998, was 39,180,788.

     Documents Incorporated by Reference:  Not Applicable.

                                     PART I

ITEM 1.   BUSINESS

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

     The Company's principal executive offices are located at 120 Corporate Park Dr., Henderson, Nevada 89014, and its telephone number is (702) 566-2440.

     The statements discussed in this Report include forward looking statements that involve a number of risks and uncertainties. These include the Company's historical lack of profitability, need to manage its growth, intense competition in the seed industry, seasonality of quarterly results, volatility of Common Stock prices and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                    OVERVIEW

     The Company is a consolidator of and the largest participant in the fragmented $1.3 billion forage and cool-season turfgrass sector of the seed industry. Since January 1, 1995, the Company has completed 33 acquisitions (the "Acquisitions"). The Company has grown from net sales of approximately $29,000 in calendar 1994 to pro forma net sales for the year ended June 30, 1998 of approximately $429 million, including the Acquisitions. ABT's vertically integrated forage and cool-season turfgrass seed operations include traditional genetic breeding research and development programs, seed processing plants that clean, condition and package seed grown under contract for ABT, and national and international sales and distribution networks.

     Since early 1995, ABT has implemented a business strategy designed to (i) lead the consolidation of the forage and cool-season turfgrass seed sector, (ii) vertically integrate ABT's operations and (iii) shift the focus of the acquired companies from public, non-proprietary seed varieties toward proprietary varieties with a long-term objective of developing biotechnologically enhanced varieties.

     Management believes, based on its knowledge of the industry, that the Company has an industry-leading research and development program. For example, the Company's alfalfa varieties have won the "Super Bowl" of forage production three years in a row at the World Dairy Expo. In addition, the Company's varieties have consistently ranked among the leaders in evaluation plots as evaluated by various universities. The Company's cool-season turfgrass varieties are currently at or near the top of the National Turf Evaluation Plot ("NTEP") trials in the important cool-season turfgrass species of perennial ryegrass and fine fescues. In addition, a number of the Company's varieties are ranked in the top ten for each species.

     The Company believes that the successful execution of its business strategy will enable it to become the partner-of-choice for owners of value-added genetic traits in order to accelerate the introduction of biotechnologically enhanced seeds in the forage and cool-season turfgrass sector of the seed industry. Leading companies in other seed sectors including corn, soybeans, and cotton have become significant biotechnology partners with owners of value-added genes for their respective crops. In March 1998, the Company announced that it signed a biotechnology research and development agreement with the Samuel Roberts Noble Foundation to use transformed plants to develop alfalfa with improved digestibility utilizing genes developed by Noble. Digestibility is one of the major measures of hay quality and an important determinant of the price per ton. On July 24, 1998, the Company announced it had signed a letter of intent with Global Agro, Inc. to enter into a biotechnology technology license and equity stake agreement. As an equity owner in Global Agro, ABT will have worldwide rights, exclusive in certain crops, to technology at Global Agro, including rights to technology from The Salk Institute for Biological Studies. The AgriBioTech worldwide exclusive technology rights are for all cool-season turfgrass species and for selected forage grasses and certain legumes. On July 27, 1998, the Company announced it had signed a letter of intent with FFR Cooperative to enter into and form a long-term, worldwide research alliance to develop and commercialize improved proprietary seed products. The letter of intent outlines how ABT and FFR will form a long-term research alliance to develop improved proprietary seed products, and details other intentions regarding selection and distribution of elite genetic material, biotechnology assets, production, funding and other matters. On September 21, 1998, the Company announced that it had signed a letter of intent with Mycogen Corporation ("Mycogen") to jointly develop insect-resistant alfalfa varieties. Insect-resistant alfalfa varieties will be marketed to capture the added value expected to result from higher yields, increased stand persistence and enhanced nutritional value. The Company and Mycogen will share equally the captured incremental value added under the terms of the exclusive license. The Company and Mycogen have also agreed to priority negotiations on insect-resistant turfgrasses utilizing Bt technology. See "Research and Development" and "Biotechnology Access" below.


                   FORAGE AND COOL-SEASON TURFGRASS INDUSTRY

     INDUSTRY OVERVIEW

     The Company estimates aggregate annual revenue for the United States forage and cool-season turfgrass seed sector is approximately $1.3 billion, with approximately 40% forage seeds and 60% cool-season turfgrass seeds.

     FORAGES. Forage crops, which are crops in which the entire plant is harvested for consumption, are the largest single component of livestock and dairy herd diets. Forage crops are generally fed to animals either through grazing or in the form of hay. Hay is one of the largest and most widely produced cash crops in the United States and is harvested in all 50 states. The following bar is entitled Estimated U.S. Crop Values -1996. It shows (in bars less than two inches high) estimated crop sales (in billions) for corn ($24.9 billion), soybeans ($16.3 billion), hay, a forage ($12.0 billion), wheat ($9.0 billion) and cotton ($6.5 billion). The (omitted) graph that follows is entitled U.S. Acreage 1996. It shows (in bars less than two inches high) estimated acreage (in millions of acres) for corn (73.1 million), soybeans (63.4 million), wheat (62.9 million), hay (61 million) and cotton (15 million)


                       Estimated U.S. Crop Values - 1997

                             [Chart Appears Here]


     SOURCE:  US DEPARTMENT OF AGRICULTURE

          Since most forage crops are consumed by livestock and are bulky and difficult to transport, they are typically grown in areas with high concentrations of dairy and beef cattle. In contrast, seeds are typically grown where climate and other favorable conditions result in optimal seed yields. For example, management estimates that approximately 75% of all alfalfa hay is grown east of the Mississippi River, while approximately 95% of all alfalfa seed is grown in the Pacific Northwest and California, where seed quality and yields are higher. This geographic separation between seed producers and end users of forage seed virtually eliminates growers' incentives to "save seeds" in an effort to reduce costs, or for subsequent sale.

          While alfalfa is by far the best known of the forage crops and comprises approximately 40% of planted forage acreage and an even greater percentage of the hay cash crop value in the United States (see graph above), there are numerous other species comprising the forage sector. A high percentage of grass forage species, including tall fescue, orchardgrass and bromegrass, are seeded in mixtures with non-grass forages. In general, the grass component of the mixture is included to decrease bloat (swelling in the stomach of cattle caused by foaming, which can result in death by asphyxiation), improve soil structure, decrease weed competition, improve organic matter and spread out seasonal peaks of forage production.

          COOL-SEASON TURFGRASS. Cool-season turfgrass is utilized in home lawns, golf courses, parks, cemeteries, and roadway medians. Domestic cool-season turfgrass seed consumption has increased primarily as a result of increased housing starts and the growth in the number of golf courses. Cool-season turfgrasses include bluegrass, tall fescue, fine fescue and ryegrass, while warm-season turfgrasses include bermuda and zoysia. Cool-season turfgrasses are generally used in two different situations. They provide the permanent cover in the northern United States where cold winters kill warm-season grasses. Cool-season turfgrasses are also used extensively in the southern United States for overseeding to provide green grass, particularly for golf courses and other public uses, during the winter months while the warm season grasses are dormant (brown). The overseeding market results in annual seeding of cool-season grasses while the northern cool-season turfgrasses are seeded every 3-8 years depending upon degree of stress on the turf.

     SEED PRODUCTION/DISTRIBUTION PROCESS

     Outlined and illustrated below are the key components of the seed production distribution process:


     [An omitted graphic illustration of the seed production/distribution cycle appears here. It shows a circular progression using arrows and several small (less than on inch high) illustrations and includes the following text:
 Research. Develops Genetically Superior Products. Seed Stocks (Foundation
 Seed): Provided to individual farmers under contract. Farmer Grows: Commercial Seed (Certified Seed) under contract with Regional Production Companies. Uncleaned Seed Delivered to Production Company. Seed Cleaning Plant: Production Company cleans, processes, coats and bags seed. Seed sold to Regional Distribution Companies. Regional Distribution Companies warehouse, market wholesale and/or retail seed and deliver to local outlet. Customer: i.e., forage farmer, homeowner, golf course.]

     RESEARCH. Varieties are developed by research companies with desirable value-added improvements such as yield, disease and insect resistance and various quality traits. Research companies then typically license the varieties to production and/or distribution companies and provide them with foundation seed stocks, which are the proprietary source seed used to plant seed fields for commercial seed production.

     GROWING. Seed farmers are generally called upon to grow the proprietary foundation seed stocks into commercial quantities of "certified" (i.e.

complying with state and federal standards) seed under contract with processing and/or distribution companies. These contracts are generally three years in length and contain fixed contract prices for all or part of their duration. Farmers assume all of the risks associated with growing the seed.

     PROCESSING. The seed farmer delivers uncleaned seed to processing companies. The processing companies clean, coat and package the seed in units that are size-appropriate for the customer. Forage seeds are usually packaged in 50 pound bags, as are turfgrass seeds for larger customers such as golf courses. Homeowner/retail turfgrass seeds are generally packaged in one to three pound bags or boxes.

     DISTRIBUTION. Forage distribution companies store seed and distribute it wholesale to local farm supply outlets and directly to large forage farmers. Turfgrass distribution companies generally market to mass merchandisers such as K-Mart and Home Depot for sale to homeowners and also sell directly to large seed users such as golf courses, municipalities and sod farmers.

     LOCAL RETAIL OUTLETS. Local outlets generally service small geographic areas. In most instances the local outlets are general farm supply stores that supply a combination of seed, feed and fertilizers to local farmers and/or homeowners in rural areas. Larger farmers will sometimes act as outlets (i.e. farmer/dealers) to handle seed for their own use and that of their neighbors.

     CUSTOMERS. The Company sells forage and cool-season turfgrass seed to a wide variety of customers. These include sales directly to end users, large regional distributors, national accounts, and local feed and seed stores. The end customers for forage seeds are farmers who are generally located in regions with large beef and dairy herds. Hay sales to dairies often have quality-based price premiums and, consequently, this customer segment is extremely attractive to forage growers. Turfgrass seed customers are generally centralized in densely populated areas and generally consist of parks, golf courses and other customers planting for their own personal lawns.

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

     FORAGES. Forages are the primary feed components for animals used in milk and meat products (high protein foodstuffs). Forage seed sales are primarily driven by the size of the animal population producing milk and meat products. Recent efforts of underdeveloped countries to increase dietary protein have created strong demand for forages. This demand is being driven by increasing world population and income.

     While global demand for milk and meat products has increased since 1990, worldwide arable acreage, upon which forage can be grown, has not expanded at the same rate. As demand for meat and dairy animals increases faster than worldwide arable acreage, developing countries are likely to become increasingly dependent on higher yielding varieties and agricultural imports. An omitted bar graph (in millions of metric tons) appears here, which shows worldwide red meat consumption increasing from approximately 115 million metric tons in 1990 to approximately 134 million metric tons in 1997 (estimated).

     In the United States, the 1996 Freedom to Farm Act was designed to allow the market to better determine crop selection, and the Company believes the new law will allow more farmers to choose to grow forages. The Conservation Reserve Program will place approximately nine million acres of arable land back into production, which the Company believes is likely to help stabilize the quantity of forage acreage in the United States over the next several years. In addition, farms in the United States are becoming larger in an effort to benefit from economies of scale. The Company believes that these large-scale farmers tend to recognize the advantages of value-added technology and are willing to pay a premium for such benefits.

     The Company believes that the countervailing influences for increasing demand for forages and the acreage available for their production will create a strong demand for superior seed varieties and germplasm to increase yields, especially among large-scale United States farmers.

     COOL-SEASON TURFGRASS. The Company estimates that domestic turfgrass seed consumption growth has averaged between 6% and 9% over the last ten years. The Company believes that domestic demand for turfgrass is being driven by both domestic population growth and the increased usage of turfgrass to increase home values and build recreational facilities, such as golf courses and parks. For example, the Company estimates that there are currently approximately 25 million acres of home lawns, in addition to golf courses, parks and roadway medians which use turfgrass seed in the United States. The Company also estimates that American consumers spend more than $14 billion on professional lawns and landscape services.

     The Company believes cool-season turfgrass users are increasingly demanding higher quality and as a result, average maintenance costs and pesticide use are also rising. The Company believes that the increasing demands for high-quality, combined with consumers' desires to reduce maintenance costs and pesticide usage, will likely create a market for genetically enhanced cool-season turfgrass.

     INDUSTRY ECONOMICS

     The forage and cool-season turfgrass seed sector has historically been a low margin business due to its fragmented nature, lack of vertical integration, price-based competition and, until recently, lack of protection for proprietary seeds. More recently, however, margins have begun to expand as farmers have moved away from public varieties and increasingly toward higher yielding proprietary varieties with many desirable attributes, such as improved nutritional quality and disease and insect tolerance.

     As an example of the above described increase in margins, management estimates that retail alfalfa seed pricing today is approximately $1.60 per pound for public, non-proprietary varieties, while proprietary seed pricing is in the $3.20 to $3.60 per pound range. Moreover, alfalfa seed with new value-added traits, such as potato leafhopper tolerance, was introduced in limited quantities in 1997 and sells for approximately $4.50 to $5.50 per pound. Management believes that the introduction of biotechnology capabilities into the forage and cool-season turfgrass seed sector, which is not reflected in the following table, has the potential to further expand margins. Outlined below is an allocation of management's estimate of the purchase price for public, proprietary and enhanced value-added alfalfa varieties to the various stakeholders in the production and distribution value chain.

               ALLOCATION OF THE WHOLESALE SEED DOLLAR PER POUND
                               (ALFALFA EXAMPLE)

                                            Enhanced
                             Public         Proprietary      Value-added
                            Varieties        Varieties         Varieties
                            ---------        ---------         ---------

Grower                     $1.00    72%     $1.30    46%       $1.40   35%

Research company            0.00     0       0.40    15         1.00   25

Processing and packaging
  company                   0.20    14       0.40    15         0.55   14

Distribution company        0.20    14       0.70    24         1.05   26
                           -----   ----      ----    --         -----  --

    Wholesale seed price  $1.40   100%     $2.80   100%       $4.00  100%
                          =====   ====     =====   ====       =====  ====

    Retail seed price     $1.60   114%     $3.40   121%       $5.00  125%
                          ======  ====     =====   ====       ====== ====


                               BUSINESS STRATEGY

     OPERATING STRATEGY

     The Company's strategy as the market share leader for the forage and cool-season turfgrass seed sector is to develop and market value-added proprietary seeds that meet the yield and quality needs of forage farmers and the increasingly stringent cool-season turfgrass quality needs of end users, such as homeowners and golf course superintendents. The Company strives to maintain superior customer service while upgrading its product line. ABT plans to increase the profitability of both the Company and its customers by implementing the following key strategies:

     VERTICAL INTEGRATION. ABT seeks to continue to vertically integrate its forage and cool-season turfgrass seed operations and thus increase the percentage of the wholesale seed dollar retained by the Company. This is being achieved by owning companies which meet its needs with respect to proprietary research and development, seed processing and the continued development of a national and international sales network. Management believes that as the Company continues the consolidation of this sector, the economies of scale derived from vertical integration (see "Integration of Acquisitions" below) should provide the Company with the opportunity to improve margins, enhance efficiencies and eventually secure access to the biotechnology breakthroughs that are expected to be available in the forage and cool-season turfgrass seed sector in the future.

     DEVELOPMENT OF PROPRIETARY SEED VARIETIES. Management believes, based on its knowledge of the industry, that the Company's research capability will allow it to develop proprietary seed varieties with value-added characteristics that improve yield, nutritional quality, persistence, and insect and disease tolerance for forages and quality, color, persistence and insect and disease tolerance for cool-season turfgrasses. The Company believes that development of propriety seed varieties through traditional genetic research programs has become an essential foundation for transforming the forage and cool-season turfgrass seed sector into a high margin business similar to the other proprietary seed sectors. See "Research and Development" below.

     EFFICIENT PROCESSING AND PACKAGING. ABT owns and operates modern processing and packaging facilities which clean, sort and bag seeds. The Company's ownership of processing and packaging facilities enables it to improve quality control, better control seed availability and capture a larger portion of each seed sales dollar.

     NATIONAL AND INTERNATIONAL SALES NETWORKS. The Company believes that its national and international distribution network, which currently enables the marketing and selling of goods in 50 states and 51 countries, can support the Company's introduction of new products and will facilitate development of a national brand.

     BIOTECHNOLOGY ACCESS. The Company believes that the introduction of proprietary seed varieties with value-added characteristics will provide the genetic platform from which specific value-added genes may be introduced through biotechnology. ABT is seeking to become the licensee or partner-of-choice for owners of biotechnology genes in order to accelerate introduction of these value-added genes to its customers through biotechnology.

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

     GROWTH STRATEGY

     ABT's growth strategy focuses on acquiring attractive companies in the forage and cool-season turfgrass seed sector and increasing their level of sales, improving the Company's product mix and realizing operating efficiencies.

     CONSOLIDATION OF FORAGE AND COOL-SEASON TURFGRASS SEED SECTOR. ABT plans to continue to build the premier forage and cool-season turfgrass seed company in the United States by acquiring and integrating attractive companies which specialize in research and development, processing and distribution. The Company's acquisition strategy consists of acquiring geographically dispersed companies with strong management and operations. Based on financial results reported to date, the Company has generally been able to maintain historical sales levels of its acquisitions while at the same time integrating them into one organization and thereby developing synergies in operations.

     INCREASING SALES OF HIGHER MARGIN PROPRIETARY SEEDS. ABT believes opportunities exist to enhance profitability in the forage and cool-season turfgrass seed sector through increased sales of higher-margin proprietary seeds. The Company believes forage seed customers will place a premium on new value-added varieties that increase their profitability through increased sales, greater milk or meat production or higher margins. The Company believes cool-season turfgrass seed customers will also seek new products that improve turf quality while at the same time decrease maintenance costs and decrease environmental pollution from chemicals previously used to control plant pests.

     REALIZATION OF ECONOMIES AND OPERATING EFFICIENCIES. As ABT continues to consolidate the forage and cool-season turfgrass seed sector, the Company expects to achieve significant economies of scale and operating efficiencies. However, because seed production contracts are generally three years in length and management's desires to nurture certain existing business relationships, a time lag will likely exist before full synergies can be achieved. Because of the Company's investment in infrastructure ahead of future sales, the Company believes operating expenses as a percentage of sales will likely decrease in the future and revenue growth will exceed growth in general and administrative expenses.

                              ACQUISITION PROGRAM

     Since the Company commenced its acquisition program in January 1995, it has acquired all or part of 33 seed companies, as set forth in the table below.


                         AGRIBIOTECH, INC. ACQUISITIONS

 ----------------------------------------------------------------------------------------
                                   ANNUAL
                               REVENUES FOR
                                FISCAL YEAR     APPROXIMATE
  AGRIBIOTECH                    PRECEDING       PURCHASE
 ACQUISITIONS     ACQUISITION    CQUISITION     PRICE (IN
 (1)                  DATE     (IN MILLIONS)    MILLIONS)      DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------------------
Seed Resource        Jan 95             $ 1.6         $ 1.1    Distribution, production
                                                               and research in Texas of
                                                               proprietary sorghum,
                                                               sudan grass, ryes &
                                                               millets in the U.S.,
                                                               Mexico and Europe.
------------------------------------------------------------------------------------------
Scott Seed           Mar 95             $ 5.5         $ 1.5    Distribution of
Company                                                        proprietary alfalfa
                                                               varieties, clover
                                                               varieties, pasture
                                                               mixes, turfgrass
                                                               varieties and corn
                                                               hybrids in Kentucky and
                                                               Southern Indiana.
-----------------------------------------------------------------------------------------
Hobart Seed          Apr 95             $ 3.3         $ 1.7    Distribution of alfalfa,
Company                                                        field seeds & lawn and
                                                               garden supplies in
                                                               Oklahoma, Texas and
                                                               Kansas.
-----------------------------------------------------------------------------------------
Sphar Seed           Jul 95             $ 2.1         $ 0.3    Markets proprietary
Company                                                        alfalfa varieties,
                                                               clover varieties,
                                                               pasture mixes, turfgrass
                                                               varieties and corn
                                                               hybrids throughout
                                                               Kentucky and Southern
                                                               Indiana.
-----------------------------------------------------------------------------------------

Halsey Seed          Jul 95             $ 1.2         $ 1.1    Distribution of alfalfa,
Company                                                        field seeds and turf
                                                               seeds in New York and
                                                               New England.
-----------------------------------------------------------------------------------------
Arnold Thomas        Oct 95             $ 2.3         $ 0.9    Production and seed
Seed Service                                                   cleaning lines in
                                                               Washington with access
-----------------------------------------------------------------------------------------

 ----------------------------------------------------------------------------------------
                                   ANNUAL
                               REVENUES FOR
                                FISCAL YEAR     APPROXIMATE
  AGRIBIOTECH                    PRECEDING       PURCHASE
 ACQUISITIONS     ACQUISITION   ACQUISITION     PRICE (IN
 (1)                 DATE      (IN MILLIONS)    MILLIONS)      DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------------------
                                                               to grass, clover and
                                                               alfalfa seed production
                                                               areas in the Northwest.
-----------------------------------------------------------------------------------------
Clark Seeds         Oct 95        $ 4.1         $ 2.2          Distribution, production
                                                               and seed cleaning
                                                               facilities in Idaho and
                                                               Oregon.
-----------------------------------------------------------------------------------------
Doug Conlee         Jan 96        $ 1.0         $ 0.6          Distribution of forages,
Seed                                                           proprietary sorghum and
                                                               sudan grass germplasm
                                                               from Texas.
-----------------------------------------------------------------------------------------

Beachley-Hardy      Feb 96        $ 9.7         $ 4.1          Distribution of
Seed                                                           proprietary forage and
                                                               turfgrass products,
                                                               Roundup-ready soybeans
                                                               and high-oil corn in the
                                                               Northeast.
-----------------------------------------------------------------------------------------
Michigan            Jun 96        Nil           Nil            Distribution of
Hybrid Seed                                                    proprietary alfalfa
                                                               varieties and hybrid
                                                               seed corn in Michigan.
-----------------------------------------------------------------------------------------
W-L Research        Sep 96        $22.2         $16.2          Alfalfa research company
and Germain's                                                  with distribution
                                                               through a base of
                                                               franchised distributors
                                                               in the U.S. and several
                                                               foreign countries.
                                                               Germain's is one of the
                                                               oldest regional seed
                                                               companies in the Western
                                                               U.S.  The 127-year-old
                                                               company markets hybrid
                                                               corn, alfalfa, turfgrass,
                                                               clover, pasture grass
                                                               and clover crop seed in
                                                               the Western U.S. &
                                                               Mexico.
-----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                   ANNUAL
                               REVENUES FOR
                                FISCAL YEAR     APPROXIMATE
  AGRIBIOTECH                    PRECEDING       PURCHASE
 ACQUISITIONS     ACQUISITION   ACQUISITION     PRICE (IN
 (1)                  DATE     (IN MILLIONS)    MILLIONS)      DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------------------
E.F.                 Apr 97             $35.6         $ 9.6    Distribution, production
Burlingham &                                                   and research in Oregon
Sons (2)                                                       of turfgrass seed with
                                                               many varieties scoring
                                                               as leading performers in
                                                               official national turf
                                                               evaluation tests
-----------------------------------------------------------------------------------------
Sexauer Seed         Apr 97             $10.3         $ 3.2    Distribution and
                                                               production of forages in
                                                               South Dakota with 107
                                                               years of history.
-----------------------------------------------------------------------------------------
Olsen Fennell        Jun 97             $28.6         $15.2    Distribution and
Seeds                                                          production in Oregon
                                                               with good germplasm in
                                                               turf seeds and
                                                               non-alfalfa forages.
-----------------------------------------------------------------------------------------
LaCrosse Seed        Jul 97             $ 9.4         $ 7.0    Distribution of alfalfa,
                                                               field seeds and
                                                               turfgrass seeds in the
                                                               upper Midwest.
-----------------------------------------------------------------------------------------
Lofts Seed (3)       Jan 98             $74.7         $33.1    Distribution, production
                                                               and research company,
                                                               based in North Carolina.
                                                               Lofts Seed is a premier
                                                               turfgrass seed company
                                                               with national and
                                                               international sales.
-----------------------------------------------------------------------------------------
Seed                 Jan 98             $39.8         $ 9.2    Distribution of forage
Corporation of                                                 and turfgrass seed
America                                                        nationwide.
-----------------------------------------------------------------------------------------
Discount Farm        Jan 98             $ 5.9         $ 3.1    Distribution of forage
Center                                                         small grains, other
                                                               forages and birdseed in
                                                               the Midwest.
-----------------------------------------------------------------------------------------
Kinder Seed          Feb 98             $ 3.1         $ 3.5    Distribution of forages
                                                               and turfgrasses in the
                                                               Northeast.
-----------------------------------------------------------------------------------------
Las Vegas            Jan 98             $16.0         $12.4    Distribution of
Fertilizer                                                     turfgrass to golf
                                                               courses and lawn and
                                                               garden products to home
                                                               improvement centers,
-----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                   ANNUAL
                               REVENUES FOR
                                FISCAL YEAR     APPROXIMATE
  AGRIBIOTECH                   PRECEDING       PURCHASE
 ACQUISITIONS     ACQUISITION   ACQUISITION     PRICE (IN
 (1)                 DATE      (IN MILLIONS)    MILLIONS)      DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------------------
                                                               mass merchandisers and
                                                               nurseries in Nevada,
                                                               California, Utah, Idaho
                                                               and Wyoming.
-----------------------------------------------------------------------------------------
Ohio Seed            Mar 98             $ 9.3         $ 3.8    Distribution of forages
Company                                                        and turfgrasses in Ohio
                                                               and Michigan.
-----------------------------------------------------------------------------------------
Van Dyke Seed        Jan 98             $10.5         $ 8.2    Distribution and
                                                               production of forage
                                                               crops in Oregon.
-----------------------------------------------------------------------------------------
Zajac                Jan 98             $ 8.5         $ 6.6    Distribution and
Performance                                                    production of private
Seed                                                           label proprietary
                                                               turfgrass varieties to
                                                               independent wholesale
                                                               distributors in New
                                                               Jersey and Oregon.
-----------------------------------------------------------------------------------------
Peterson Seed        May 98             $11.8         $ 6.3    Distribution of alfalfa,
Company                                                        clovers, turf mixes and
                                                               other forages.
-----------------------------------------------------------------------------------------
W-D Seed             Jun 98             $14.2         $12.1    Production and seed
Growers Idaho                                                  cleaning facilities in
                                                               Idaho and Nevada.
-----------------------------------------------------------------------------------------
Fine Lawn            Jul 98             $ 5.1         $ 2.7    Production and
Research                                                       distribution of
                                                               proprietary rye grass
                                                               and turf type tall
                                                               fescue to professional
                                                               users.
-----------------------------------------------------------------------------------------
Geo. W. Hill         Jul 98             $ 4.9         $ 1.5    Distribution of alfalfa,
of Indiana                                                     clovers and turf mixes
                                                               to farmers, homeowners
                                                               and landscapers.
-----------------------------------------------------------------------------------------
Geo. W. Hill &       Jul 98             $20.8         $ 6.3    Distribution of turf
Co.                                                            mixes, perennial rye
                                                               grass, turf type tall
                                                               fescue to homeowners and
                                                               landscapers; also lawn
                                                               and garden supplies,
                                                               fertilizers and
                                                               chemicals to retail
                                                               stores and nurseries.
-----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
                                   ANNUAL
                               REVENUES FOR
                                FISCAL YEAR     APPROXIMATE
  AGRIBIOTECH                   PRECEDING       PURCHASE
 ACQUISITIONS     ACQUISITION   ACQUISITION     PRICE (IN
 (1)                 DATE      (IN MILLIONS)    MILLIONS)      DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------------------
J&M Seed             Jul 98             $ 9.2         $ 3.4    Distribution of alfalfa,
Company                                                        clovers, turf mixes,
                                                               other forages, and
                                                               reclamation seed
                                                               products.
-----------------------------------------------------------------------------------------
Willamette           Aug 98             $41.8         $13.6    Production and
Seed Company                                                   distribution of cool-
                                                               season turfgrass seed to
                                                               wholesale distributors
                                                               in the U.S. and
                                                               internationally; also
                                                               distribution of
                                                               fertilizer to farmers.
-----------------------------------------------------------------------------------------
Allied Seed          Aug 98             $22.6         $14.0    Production of alfalfa,
Company                                                        clovers and forage
                                                               grasses for Agway and
                                                               regional distributors in
                                                               the Northeast.
-----------------------------------------------------------------------------------------
Oseco                Sep 98             $10.8         $ 4.3    Distribution of alfalfa,
                                                               turf mixes, bluegrass,
                                                               ryegrass, forage grasses
                                                               and clovers to farmer
                                                               dealers, elevators,
                                                               nurseries and
                                                               landscapers.  Also owns
                                                               a production facility
                                                               for cleaning, processing
                                                               of alfalfa and a seed
                                                               coating plant.
-----------------------------------------------------------------------------------------
Garden West          Sep 98             $14.6         $ 6.5    Distribution of
                                                               turfgrass to golf
                                                               courses and lawn and
                                                               garden products to home
                                                               improvement centers,
                                                               mass merchandisers and
                                                               nurseries in Arizona and
                                                               New Mexico.
-----------------------------------------------------------------------------------------

  (1) Other than as described in notes (2) and (3) below during the last five years none of the Company's significant acquisitions have been involved in a significant corporate transaction including, but not limited to (a) any bankruptcy, receivership or similar proceedings, or (b) any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(2) In May 1994, Douglas Pope and Greg McCarthy, the principal shareholders of E.F. Burlingham, who sold such company to ABT, purchased that company from George Burlingham.

(3) Includes Lofts Seed, Inc. and Budd Seed, Inc., which are Companies under common control. The stockholders of Budd Seed, Inc. acquired Lofts Seed, Inc. on June 28, 1996.


                            RESEARCH AND DEVELOPMENT

    The Company operates genetic breeding programs and intends to increase its research and development spending to develop a full line of proprietary products for most forage and cool-season turfgrass species, as well as continue purchasing additional proprietary varieties and research programs.

    The Company estimates that each of the industry's top five alfalfa research companies, including the Company's wholly-owned subsidiaries, spend more on proprietary alfalfa variety development than is spent by all industry members on variety development for all other forage species combined. This minimal level of research expenditure on variety development for secondary forage species reflects the current fragmented nature of the forage business, and the lack of critical mass within any one company to justify research and development spending.

    ABT's goal is to alter this scenario by consolidating the industry and achieving the economies of scale necessary to conduct research on both alfalfa and non-alfalfa forages, as well as on cool-season turfgrass. This research is aimed at developing (i) value-added forage seed products with improved characteristics in yield, nutritional quality, persistence, and disease and insect tolerance and (ii) improved cool season turfgrass seeds with improvements to color, ease of mowing, pest resistance, dwarfness and texture.

     The Company sponsored research and development in the amounts of approximately $2.3 million, $1.2 million, and $0.1 million for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. Management believes that investment in research and development is integral to its strategy of shifting its product mix from public varieties to higher margin proprietary species.

    FORAGES

    Management believes, based on its knowledge of the industry, that the Company has an industry leading research and development program for forages based upon alfalfa being the leading forage species and alfalfa research conducted by the Company's subsidiary W-L Research. Management believes W-L Research is the oldest proprietary alfalfa breeding program in the United States. The Company has been successful in developing a number of varieties that produce higher yields under intensive cutting schedules, increased pest tolerance and more recently, improved nutritional quality than other varieties. The Company believes that W-L has more industry leading "breakthrough" varieties than other companies including Sclerotina resistant varieties, white fly resistant varieties and HQ(R) (high quality varieties). For example, the Company's HQ(R) alfalfa varieties have won the "Super Bowl" of forage production three years in a row where performance is measured by pounds of milk produced per acre of alfalfa, i.e. nutritional quality. The Forage Super Bowl is held annually in a conjunction with the World Dairy Expo in Madison, Wisconsin, and is seen by customers and industry peers as the premier third party forage analysis in the industry. In addition, the Company's varieties have consistently ranked among the leaders in evaluation plots as evaluated by various universities. The Company has industry leading forage grass varieties obtained through Olsen Fennell Seeds and other acquisitions and from its alliance with FFR Cooperative described below under "Biotechnology Access."

     COOL-SEASON TURFGRASS

     Management believes, based on its knowledge of the industry, that the Company has an industry leading cool-season turfgrass research and development program. Management measures its leading position primarily through the Company's research programs at E.F. Burlingham, Lofts Seed, Zajac Performance Seed, Fine Lawn Research and Olsen Fennell. For example, ABT has more than 50,000 turf evaluation plots throughout the United States and has developed a number of cool-season turfgrass varieties with superior turf quality that are independently evaluated in National Turf Evaluation Plot ("NTEP") trials throughout the United States. The Company's varieties are currently at or near the top of the NTEP list in the important cool-season turfgrass species of perennial ryegrass and fine fescues. In addition, a number of the Company's varieties are in the top ten for each species. As a result, the Company believes its germplasm is highly desirable to customers who want ABT to provide private label varieties for them. To date, the Company has chosen to engage in private labeling in order to maximize market share.

                         SEED PROCESSING AND PACKAGING

    Forage and cool-season turfgrass seed varieties are grown for the Company under contract by farmers specializing in seed production. The Company provides the farmer with proprietary seed stock and contracts for the entire production from the farmer's field, generally for a three-year period. It is the farmer's responsibility to plant, grow and harvest the seed crop. ABT's seed processing facilities may provide the growers with re-usable bulk bins that farmers fill with seed and deliver to ABT's processing facilities for cleaning, treating, packaging and distribution or the growers may perform these functions on their premises.

    The seed production areas for forage and cool-season turfgrass seeds are geographically separated from the seed consumption regions. The Pacific Northwest states (Oregon, Washington, Idaho, Nevada, Montana and California) are among the best areas in the world to grow forage and cool-season turfgrass seed. The favorable climatic conditions for growing seed in the Pacific Northwest results in high yields of excellent quality alfalfa seed (700-1,200 pounds per acre) and cool-season turfgrass seed (1,500-2,000 pounds per acre). In contrast, the hot, humid, rainy conditions prevalent in many of the seed consumption regions dramatically decrease seed quality and yield for both forage and cool-season turfgrass seeds (50-400 pounds per acre). Consequently, there is little economic incentive for farmers to attempt to grow their own seed for forage and cool-season turfgrass crops.

    ABT's seed processing facilities are primarily located in Oregon, Idaho, Washington, Texas, Wyoming and Nevada and generally contain modern and efficient equipment. Management believes the Company's facilities have enough capacity to handle current seed volume and accommodate its near term growth needs. Many of these facilities were operating at significantly less than capacity prior to their acquisition by the Company. The Company plans to acquire additional capacity as distribution grows through acquisitions. As the Company acquires additional companies specializing in seed processing, there will be an opportunity to gain efficiencies by building one or two processing facilities with larger capacities for shared use by a number of acquired companies that are processing seed in close proximity.

                                  DISTRIBUTION

    DOMESTIC

    Within the United States, the Company distributes seeds in 50 states. Since forage crops are grown to be consumed by livestock and hay is bulky and expensive to transport, these crops tend to be raised in geographic areas with high concentrations of dairy and beef cattle. Consequently, the Company distributes its forage products primarily in the Northeast, Midwest, Far West and Southwest.

    There is a strong correlation between population and turfgrass seed consumption. As a result, the Company distributes cool-season turfgrass seed primarily in urban areas. The heavily populated regions are best served by large retail chain stores such as K-Mart and Home Depot.

    FOREIGN

    Internationally, the Company distributes seeds in 51 foreign countries through its independent historical relationships. Management believes that there is an opportunity to significantly enhance international sales by coordinating sales efforts across subsidiaries. The Company has not established an international business unit to consolidate international sales, but is evaluating its international business with a view toward operating as an international business unit.

    Argentina is the most important forage market outside of the United States, which the Company estimates at approximately 16 million acres of alfalfa planted annually. The Company markets alfalfa under the W-L brand name through Cargill S.A.C.I.

     PRODUCTS

     ABT offers its customers a large and diverse selection of seeds in the forage and cool-season turfgrass sector. The Company sells proprietary varieties which are exclusively owned and protected under the PVPA (see "Proprietary Rights") and marketed on their value-added traits. The Company also sells public varieties that were developed with government funds and distributed to all members of the seed industry. In order to offer its customers a full complement of products, the Company also sells opportunistic crop seeds such as corn,
soybeans, vegetables and small grains.   As a result of the Company's recent
acquisitions, its sales mix has shifted towards cool-season turfgrass sales. These percentages, however, are expected to continue to change as the Company makes additional acquisitions.

     Public varieties generally refers to those varieties that were developed with government funds (state or federal) in which the parent seed stocks are released to all members of the seed sector. Conversely, proprietary varieties have an exclusive owner who markets the varieties based on their value-added traits and the profits they will generate for the customer. The Company is in the process of reducing the number of products and brands that it offers and increasing the percentage of proprietary seeds it sells. This effort is being done cautiously, however, so as to retain customer loyalty while at the same time concentrating on the more popular and value-added proprietary seed varieties. As the Company invests in research and development and accelerates the availability of proprietary products, the Company intends to increase the rate at which these changes occur. There are consolidation efficiencies associated with inventory costs when the number of products and brands are decreased. Larger quantities of fewer items will facilitate inventory control, especially where much of the inventory is transportable and can be moved to other Company locations as needed.

     Varieties vs. Hybrids - why the forage and cool-season turfgrass seed sector was slow to consolidate. The primary reason why the corn seed sector developed into a consolidated industry, with large research expenditures and high gross margins, was the development of genetic hybridization techniques. Hybrids are crosses between two inbred lines that produce superior crops. The seed from these crops, however, cannot be retained for further use, as it will not produce a superior crop. The owner of the inbred lines controls the inbred parents and therefore controls ownership of the hybrid offspring. Development of hybrids enabled investors to own and protect superior products developed through research. Intellectual property rights protection for these products is by trade secrets, the PVPA, patents or a combination of all three methods.

     Hybridization techniques have not, to date, been successful in the forage and cool-season turfgrass seed sector. Proprietary protection for this sector was not generally available until passage of the Plant Variety Protection Act (the "PVPA") in 1970, amendments to the PVPA in 1994 and a favorable United States Supreme Court ruling in 1995. These recent developments have provided the forage and cool-season turfgrass sector with the needed proprietary protection to increase research investment. Prior to having the legal protection of the PVPA, it was relatively inexpensive to duplicate the research efforts of industry leaders. "Copycat" varieties could often be commercialized two to three years after being provided by the industry leader. See "Proprietary Rights."

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

     COOL-SEASON TURFGRASS

     A substantial majority of the Company's current cool-season turfgrass sales are to regional distributors and national accounts and the remainder are divided between direct sales to golf courses and to local feed and seed stores. The regional distributors and national accounts then sell to professional end users, such as golf courses, landscapers and parks, and to homeowners.

                                  COMPETITION

     The Company competes in both forage and cool-season turfgrass seeds on the basis of price, product quality and service. The major agricultural companies in the United States focus their sales around hybrid seed corn (Pioneer Hi-Bred International, DEKALB Genetics Corporation, Novartis AG and Mycogen Corporation), cotton seed (Delta and Pine Land Company) and other grain crops. In the past, they have treated forage and cool-season turfgrass seeds as ancillary crops when they compete in the marketplace. This is the opposite of the Company's business strategy, which is to treat forage and cool-season turfgrass seed as the primary product. Therefore, the Company's major competitors in the forage and cool-season turfgrass seed sector are currently large regional companies and numerous small family seed businesses. However, any of the major agricultural companies may decide to compete directly against the Company. Management believes that as ABT's acquisition strategy becomes better known in the seed industry, the competition for acquisitions, sales, facilities and personnel will intensify.

     In the alfalfa seed industry the largest United States competitors are Cenex/Land O'Lakes/Research Seed, Helena/AgriPro, Pioneer and Cal/West Seeds, which have annual alfalfa seed sales of between $20 and $60 million. Companies which treat alfalfa as a primary crop include Research Seed, Helena/Agripro, Cal/West Seeds and a large number of regional and family owned businesses, similar to those the Company has acquired. Those companies which sell alfalfa as an ancillary crop include Pioneer, DEKALB and Mycogen. The Company's largest competitors for forages other than alfalfa are FFR Research and its farm cooperative members. See "Biotechnology Access." There are also many small family-owned businesses that are strong competitors in small geographic areas.

     The Company has a number of competitors for cool-season turfgrass seed that have annual seed sales of between $20 and $80 million. Most of these companies are regional companies, with only Lofts Seed, Inc.( a subsidiary of the Company), Pennington Seed and O.M. Scott having national name brand acceptance. Cool-season turfgrass seed competitors generally sell cool-season turfgrass seed as a primary seed product, including O.M. Scott, Pennington, Jacklin and Pickseed, all of whom (except O.M. Scott and Pennington Seed) are privately owned. However, some of these competitors sell more non-seed turfgrass products (such as chemicals, sprays, fertilizer and lawn and garden products) than seed, including O.M. Scott and Pennington.


                             BIOTECHNOLOGY ACCESS

     Biotechnological breakthroughs have been introduced into other seed sectors such as corn, soybeans and cotton. The Company believes similar biotechnology breakthroughs in the forage and cool-season turfgrass sector will follow, although this may not occur for some time. The Company believes there are three essential criteria by which owners of seed biotechnology select seed companies. These are (i) a well established traditional genetic breeding program, (ii) significant market share and (iii) a management team committed to marketing proprietary products with value-added attributes. The Company believes it meets all three of these criteria.

     Dr. Tom Rice, Vice President and Director of Research, is working with the Company's traditional genetic research breeders to identify and prioritize specific biotechnology projects. Management believes, based on its knowledge of the industry, that the Company's market share and germplasm (see "Research and Development" above), in conjunction with Dr. Rice's efforts, will enable the Company to negotiate relationships for forage and cool-season turfgrass seed biotechnology.

     The Company's first biotechnology alliance, announced on March 26, 1998, is its agreement to fund research by the Samuel Roberts Noble Foundation to use transformed plants to develop alfalfa with improved digestibility utilizing genes developed by Noble, a not-for-profit research institute located in Oklahoma. Digestibility is one of the major measures of hay quality and an important determinant of the price per ton.

     On July 24, 1998, the Company announced it had signed a letter of intent with Global Agro, Inc. ("Global Agro") to enter into a biotechnology license agreement and equity stake agreement. As an equity owner in Global Agro, the Company will have worldwide rights, exclusive in certain crops, to technology at Global Agro, including rights to technology from The Salk Institute for Biological Studies. Global Agro has an agreement with The Salk Institute which will permit the Company to commercialize and license specific proprietary technologies developed by The Salk Institute's Plant Biology Laboratory. The Salk Institute is an equity owner of Global Agro. The ABT worldwide exclusive technology rights are for all turfgrass species and for all forage grasses and certain legumes.

     On July 27, 1998, the Company announced that it had signed a letter of intent with FFR Cooperative ("FFR") to form a long-term, worldwide research alliance to develop and commercialize improved proprietary seed products. FFR was founded approximately 40 years ago by several regional farmer owned cooperatives to breed genetically improved varieties of a number of crop species. FFR has a well established breeding program and germplasm base in a number of important forage species, including orchard grass, red clover, tall fescue and timothy and has breeding programs in alfalfa, corn, soybeans, and wheat.

     Under the agreement, ABT will market under private label new genetically improved varieties of orchard grass, red clover, tall fescue and timothy developed by FFR through the Company's worldwide distribution system. FFR members and affiliates will be the only other distributors of FFR varieties in those species. The agreement provides for ABT to introduce genes into the forage germplasm using biotechnology tools and to market such improved products through the distribution system of the regional cooperative owners of FFR.

     On September 21, 1998, the Company announced that it had signed a letter of intent with Mycogen Corporation ("Mycogen") to jointly develop insect-resistant alfalfa varieties. Insect-resistant alfalfa varieties will be marketed to capture the added value expected to result from higher yields, increased stand persistence and enhanced nutritional value. The Company and Mycogen will share equally the captured incremental value added under the terms of the exclusive license. The Company and Mycogen have also agreed to priority negotiations on insect-resistant turfgrasses utilizing Bt technology.

     Mycogen will be responsible for screening its Bt gene and strain library in order to identify genes active against the insect pests targeted by the Company. Mycogen will provide the Company with the selected genes in an expression cassette ready for transformation into alfalfa. The Company will be responsible for all transformation, regeneration, selection, conversion, and breeding activities. The Company will utilize its germplasm for all breeding activities. The Company will be primarily responsible for marketing the insect resistant varieties. Mycogen will also market product through its distribution channels.

                               PROPRIETARY RIGHTS

     The Company owns proprietary varieties for a number of forage and cool-season turfgrass species that are protected under the PVPA. The PVPA prohibits others from selling seed of those proprietary varieties for 18 years, when such protection expires. It was not until the PVPA was passed in 1970 that varieties such as forage and turfgrass seed were given legal protection, which allowed them to be sold as something other than commodities. Congress passed amendments to the PVPA in 1994, which further strengthened the original legislation and in addition, a January 1995 United States Supreme Court decision defined clear limitations on farmers' ability to resell seed, essentially limiting the use of saved seed to the farmers' personal use only.

     The Company owns PVPA protected varieties as shown in the following table. In addition, the Company has exclusive licenses from third parties to market more than 20 protected varieties in numerous species, including alfalfa, fescues, ryegrass, Kentucky bluegrass, bentgrass, red clover, corn and soybeans.


                           PVPA STATUS

                        Issued    Pending
                        -------   --------
                        (Owned)   (Owned)
Alfalfa                     15          1
Tall Fescue                  6          8
Perennial Ryegrass           4         17
Kentucky Bluegrass           3          4
Other Fescues                2          2
Other                        1          2
                            --         --
                            31         34

                                   EMPLOYEES

     As of September 16, 1998, the Company had 923 full-time employees including six Executive Officers. The Company also had 156 part-time employees and contracts with a number of independent sales representatives.


ITEM 2.   DESCRIPTION OF PROPERTIES

     The Company owns or leases warehouse facilities, which generally contain administrative office space, in the following states: Arizona; California; Georgia; Iowa; Idaho; Indiana; Kentucky; Massachusetts; Maryland; Minnesota;

Missouri; Nebraska; New Jersey; Nevada; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; Wisconsin and Wyoming and in Mexico and Canada. The facilities in Idaho, Oregon, Washington, Texas, Wyoming and Oklahoma include significant amounts of equipment for cleaning, processing and treating seed. Some of the facilities in North Carolina, Nevada, Oregon and Kentucky are pledged under mortgages through various financial institutions aggregating approximately $6.6 million. The mortgages and lease and rental commitments are more fully described in the Notes to Consolidated Financial Statements.

     The Company believes that each facility is suitable for its current use, is in good condition and is adequately insured. Management believes that such properties, together, are generally adequate to meet the Company's foreseeable needs. Nevertheless, the Company, in all likelihood, will combine the operations of certain smaller facilities into new facilities, although it has no definitive plans or fixed capital expenditures in this regard.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal or administrative proceedings, and its property is not subject to any such proceedings, except as may be incurred in the ordinary course of business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          None.


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has traded on the Nasdaq National Market since February 14, 1997, under the symbol "ABTX."

     The following table sets forth the high and low closing sales prices for the Common Stock for each quarter in Fiscal 1997 and Fiscal 1998 on the Nasdaq SmallCap Market until February 13, 1997 and on the Nasdaq National Market thereafter.


                                           High       Low
                                         --------   --------
Fiscal 1997
--------------------------------------
July 1, 1996 - September 30, 1996        $4 1/16   $2 15/32
October 1, 1996 - December 31, 1996      $2 3/16   $2 1/32
January 1, 1997 - March 31, 1997         $3 3/8    $2 1/16
April 1, 1997 - June 30, 1997            $6 15/16  $2 15/32

Fiscal 1998
--------------------------------------
July 1, 1997 - September 30, 1997        $10 1/2  $6 1/32

October 1, 1997 - December 31, 1997      $17 1/16   $9
January 1, 1998 - March 31, 1998         $19 3/32   $13 7/16
April 1, 1998 - June 30, 1998            $29        $13 3/4

     As of September 30, 1998, the closing price per share of Common Stock was $11 1/8.

     As of September 23, 1998, the Company had 409 record holders of its Common Stock. The Company reasonably believes that there are in excess of 4,000 beneficial holders of its Common Stock.


Dividend Policy
---------------

     The Company has never declared or paid any cash dividends on its Common Stock. The Company and its Board of Directors currently intend to retain any earnings for use in the operation and expansion of the Company's business and do not anticipate paying any dividends on the Common Stock for the foreseeable future. The Company's Credit Facility with Bank of America Business Credit prohibits the declaration or payment of cash dividends without prior approval.

ITEM 6.                      SELECTED FINANCIAL DATA

     The selected financial data in the following table should be read in conjunction with the Company's Financial Statements and the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included herein. The historical selected financial data presented below are derived from the consolidated financial statements of the Company and subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1998 and 1997 and for each of the years in the three-year period ended June 30, 1998, and the report thereon, are included elsewhere herein. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality of Business and Quarterly Comparisons" and Item 1. "Business-Acquisition Program" for information that affects a comparison of the Company's quarterly results of operations.

Statement of Operations Data(in thousands, except per share data):


                                                                                                Nine          Year
                                                                    Years Ended June 30,       Months         Ended
                                                                   ----------------------       Ended       September
                                                                                               June 30,         30,
                                                         1998          1997        1996         1995(1)        1994
                                                         ----          ----        ----         ------         ----
Net sales...........................................   $205,117       65,904      25,962         4,754           29
Cost of sales.......................................    157,797       49,527      19,236         3,398           12
                                                       --------       ------      ------        ------        -----
Gross profit........................................     47,320       16,377       6,726         1,356           17
Operating expenses..................................     47,579       17,972       9,637         2,779          915
                                                       --------       ------      ------        ------        -----
Earnings (loss) from operations.....................       (259)      (1,595)     (2,911)       (1,423)        (898)
Total other income (expense)........................     (2,261)      (1,119)       (413)           16            8
                                                       --------       ------      ------        ------        -----
Earnings (loss) before income taxes.................     (2,520)      (2,714)     (3,324)       (1,407)        (890)
Income tax expense (benefit)........................     (2,907)           -           -             -            -
                                                       --------       ------      ------        ------        -----
Net earnings (loss).................................        387       (2,714)     (3,324)       (1,407)        (890)
Discount and imputed dividends on
  preferred stock...................................         84        3,233       2,318             -            -
                                                       --------       ------      ------        ------        -----
Net earnings (loss) attributable to common stock....   $    303       (5,947)     (5,642)       (1,407)        (890)
                                                       ========       ======      ======        ======        =====
Shares of common stock used in computing earnings
  (loss)per common share:

  Basic.............................................     30,078       15,549       7,459         5,485        3,911
  Diluted...........................................     32,062       15,549       7,459         5,485        3,911
                                                       ========       ======      ======        ======        =====
Net earnings (loss) per common share:
  Basic.............................................      $0.01        (0.38)      (0.76)        (0.26)       (0.23)
  Diluted...........................................       0.01        (0.38)      (0.76)        (0.26)       (0.23)
                                                       ========       ======      ======        ======        =====

Balance Sheet Data(in thousands):


                                                                           June 30,                          September
                                                       ------------------------------------------------         30,
                                                         1998          1997        1996         1995(1)        1994
                                                         ----          ----        ----         ------         ----
Cash and cash equivalents...........................   $  2,701        2,554      2,522         1,423           441
Total assets........................................    264,531       95,113     26,184         8,014           765
Long-term obligations, excluding current
  installments......................................     11,029        2,668      1,055           148           106
Total liabilities...................................     89,960       50,125     12,161         1,681           261
Working capital.....................................     25,400        7,555      6,461         3,792           375
Stockholders' equity................................    174,571       44,988     14,022         6,333           504

(1)  The Company changed its fiscal year end to June 30th effective in 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW


The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a vertically integrated agricultural seed company specializing in developing, packaging, processing and distributing varieties of forage and cool-season turfgrass seeds. The Company also distributes corn, soybean and other seeds as ancillary products. Since January 1995, the Company has grown significantly through its business strategy of acquiring reputable, regionally based seed companies with proprietary products and established research, processing and distribution channels in their respective markets (the "Acquisition Program"). These acquisitions are summarized in note 1 of Notes to Consolidated Financial Statements. Historically, the results of operations of the acquired companies have been included in the Company's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. As discussed in note 1(b) of Notes to Consolidated Financial Statements, the Company has taken effective control of acquired businesses as of a mutually agreed upon effective date that precedes the closing date when consideration is transferred to the sellers. The Company has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. Due to the size of the Company and the internal focus on integration of acquired businesses, the Company has changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date, for acquired businesses not included in the Company's March 31, 1998 consolidated financial statements. Accordingly, as of April 1, 1998, the Company records acquired businesses at the closing date.

     The seed business is subject to wide seasonal fluctuations. The significant number of acquisitions and the period for which each is included in the Company's consolidated financial statements in relation to the seasonality of the business cycle of each acquisition significantly affects the meaningfulness of comparisons drawn between periods. See also "Quarterly Comparisons" below.

     Subsequent to June 30, 1998, the Company completed eight additional acquisitions . The net sales for these entities are not included in the Company's results of operations for Fiscal 1998.

     The above factors may have significant impact on the following discussion and analysis and should be considered as part of it.

RESULTS OF OPERATIONS

     Selected information concerning the results of operations (dollars in thousands) is summarized as follows:

                                                    FISCAL             FISCAL            FISCAL
                                                     1998               1997              1996
                                                     ----               ----              -----
          Net sales                                $205,117            65,904            25,962


          Gross profit                                47,320             16,377            6,726
              Percentage of net sales                  23.1%              24.8%            25.9%
          Operating expenses                          47,579             17,972            9,637
              Percentage of net sales                  23.2%              27.3%            37.1%

     The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above which results in certain operations not being included for the entire time periods listed above.

     Net Sales. During Fiscal 1998, the Company had net sales of $205,117,007, as compared to $65,904,058 during Fiscal 1997 and $25,961,541 during Fiscal 1996. Such amounts reflect the operations of 25, 14 and 10 acquisitions, respectively, beginning with the date of acquisition, as well as certain start-up operations.

     During Fiscal 1998, weather conditions in the areas that grow a significant amount of alfalfa seed that is sold for planting in warm climates resulted in a relatively small crop being harvested. This resulted in reduced amounts of seed available for sale in Fiscal 1998. Weather in the United States has been significantly impacted by an "El Nino" weather pattern. Several regions have been particularly hard hit by significant rainfall and flooding while other areas have been experiencing drought conditions, both of which have reduced the planting acreage for forage and turf crops. This has negatively impacted business during the third and fourth quarters of Fiscal 1998. In addition, the Company's net sales to Pacific Rim countries amounted to approximately 3.6% of total net sales in Fiscal 1998 and were adversely impacted by the recent economic conditions in those countries.

     Cost of Sales. Cost of sales, primarily seed costs, were $157,796,888, or 76.9% of net sales, for Fiscal 1998, as compared to $49,527,150, or 75.2% of net sales, for Fiscal 1997 and $19,235,670, or 74.1% of net sales, for Fiscal 1996. The increases were due to the Acquisition Program reflecting that (i) certain acquisitions have historically handled mostly lower margin public seed varieties while other acquisitions handle higher margin proprietary varieties; and (ii) the mix of products sold, in that turfgrass seed sales have historically commanded lower margins than forage seed sales.

     Gross Profit.   The increase in gross profit is due to the Acquisition
Program. The decrease in the gross profit percentage is primarily due to a significant change in the mix of products sold resulting from recent acquisitions which have a higher percent of turfgrass seed sales. As is typical in the industry, ABT's turfgrass seed companies use their suppliers, who are typically large farmers that grow seed, to also clean, process, package, store, and finance the seed prior to purchase. This results in lower margins being captured by the turfgrass seed companies. The Company's goal is to raise gross margins over the next several years as a result of the Company's attempt to consolidate the forage and turfgrass sector of the seed industry, vertically integrate its operations, and shift its product lines from primarily public varieties (commodities) to proprietary (value added) products.

     Operating Expenses. Operating expenses increased from $9,636,863 in Fiscal 1996, to $17,971,813 in Fiscal 1997 and $47,579,105 in Fiscal 1998.

These increases are primarily due to the Acquisition Program. However, operating expenses as a percent of net sales declined to 23.2% in Fiscal 1998 from 27.3% in Fiscal 1997 and 37.1% in Fiscal 1996. To accomplish the Company's business strategy, it has been necessary to build its operational infrastructure ahead of revenue growth. As revenue continues to grow, operating expense as a percentage of sales is expected to decrease due to the spreading of the infrastructure costs over a larger sales base. This ratio is expected to continue to decline as revenue growth continues to exceed growth in expenses and operating synergies occur through integration of the acquired companies into cohesive units.

     The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the Acquisition Program. The major components of operating expenses (in thousands) were as follows:



                                    FISCAL    FISCAL   FISCAL
                                     1998      1997     1996
                                    -------   ------   ------
     Personnel costs.............   $22,353    9,415    4,939
     Occupancy expenses..........     5,587    2,778    1,452
     Vehicle and shipping........     2,646    1,280      826
     Outside services............     1,831      615      521
     Travel......................     1,867      810      402
     Advertising and promotion...     3,901      642      444

     Personnel costs increased due to an increase in total employees to 864 at June 30, 1998, as compared to 325 at June 30, 1997 and 161 at June 30, 1996. Occupancy expenses increased resulting from the Company utilizing 70 warehouse/operating locations at June 30, 1998, compared to 27 at June 30, 1997 and 14 at June 30, 1996. Vehicle and shipping, outside services, travel and advertising expenses also increased as a result of the Company's increased level of operations following the Company's completion of acquisitions for each respective period.

     Research and Development. Research and development expenditures were $2,271,466 in Fiscal 1998, as compared to $1,170,703 in Fiscal 1997 and $59,836 in Fiscal 1996. As the Company attempts to transform its forage and turfgrass seed businesses to proprietary products with higher gross margins, the Company expects that research and development expenses as a percentage of net sales will continue to increase and eventually be similar to public companies in the other proprietary seed sectors. Expenditures were low in 1996 relative to net sales due to the dependence of the Company on licensing proprietary seed varieties. Research and development expenditures increased dramatically in Fiscal 1997 due to the Company's acquisition of W-L Research and Burlingham and in Fiscal 1998 with the acquisition of Lofts. W-L Research's operations contain a sizable genetic research program in alfalfa and Burlingham's and Lofts' businesses include significant research programs for turfgrasses. As discussed under Item 1-Business, the Company has recently entered into technology agreements with Noble, Global Agro, FFR, and Mycogen. These agreements will increase the Company's research and development expenditures in the future.

     Interest Expense. The Company's interest expense increased to $4,223,483 in Fiscal 1998, as compared to $1,691,084 in Fiscal 1997 and $464,515 in Fiscal 1996. This was primarily due to increasing the Company's line of credit plus additional borrowings to finance the Acquisition Program and working capital needs. Interest expense also includes imputed interest of $554,816 in Fiscal 1998, as compared to $390,000 in Fiscal 1997 to account for the period of time between the effective and closing dates of the Company's acquisitions.

     Income Tax Benefits. SFAS No. 109 provides that deferred taxes should be determined by first identifying types and amounts of existing temporary differences, the nature and amount of each type of operating loss carryforward, and the remaining length of the carryforward period. Total deferred tax liabilities and deferred tax assets are then measured by applying the enacted tax rate to the existing differences. In addition, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Accordingly, the valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. A change in judgment about the realizability of the related deferred tax asset in future years ordinarily shall be included in income from operations. Future realization of the tax benefit of an existing deductible temporary difference or carryforward depends on the existence of sufficient taxable income within the period of reversal or the carryforward period available under the tax law and/or future reversals of existing deferred tax liabilities.

     The Company's business objective is to consolidate the forage and turfgrass sector of the seed industry and to then transform this sector from a low margin, commodity oriented business to a high margin, proprietary, value-added business, so that the Company is the partner of choice through which biotechnology will be introduced into this sector. The Company has undertaken an aggressive acquisition strategy to gain the critical mass necessary to achieve this objective. Consistent with the expected trends of a strategy which initially requires the building of infrastructure at the expense of revenue growth, the Company has always anticipated losses for both financial reporting and income tax purposes in the early years of implementing its strategy, with such losses decreasing over time toward becoming both profitable and taxable. At June 30, 1997, the Company had deferred tax assets of approximately $3.6 million, which amount was reduced by a valuation allowance of approximately $3.3 million as required by SFAS No. 109, because the Company was unable to conclude that it is more likely than not it will realize the deferred tax assets. Through the quarter ended March 31, 1998, the Company reported approximately $1.4 million of year-to-date book income before taxes, and forecast increasing future profits based on the assumptions of increased revenue growth, synergies to occur from the integration of acquired companies, and reduced product costs to be obtained through vertical integration. Based on this current performance and projections, the Company concluded that it was more likely than not that the deferred tax assets would be realized, and removed the valuation allowance, resulting in an income tax benefit of approximately $2.9 million in the quarter ended March 31, 1998. The reversal of existing deferred tax liabilities, including tax planning strategies applied to the timing of the reversals, will be available to offset all but approximately $0.8 million of the deferred tax assets prior to the expiration of loss carryforwards, for which the company will need to generate approximately $2.2 million over the next 15 years from future taxable income exclusive of reversing temporary differences to fully realize the Company's deferred tax assets related to operations at June 30, 1998.

     The Company projects sufficient future taxable income exclusive of reversing temporary differences to fully realize the deferred tax assets related to operations at June 30, 1998. The projections are based on the continued trend of operations and assumptions that increased profitability will be realized through increased revenue growth, synergies to occur from the integration of acquired companies, and reduced product costs to be achieved
through vertical integration.   The trend from operations reflects a continued
decrease in the amount of both book and tax losses for the past three years.
The continuation of this trend will result in the generation of future income. The Company's acquisition strategy has built the premiere forage and cool season turfgrass seed company in the United States. As the Company achieves the critical mass and infrastructure necessary to achieve profitability, the strategic focus will continue to shift to increasing profitability. The Company is positioned to transition towards this strategy as a result of the recent addition of key personnel with operations management experience in the seed and biotech industry, and now has sufficient size and scope of operations to generate future profitability. Additionally, the Company expects to realize significant future cost savings from the vertical integration of acquired producing companies, which will eliminate the need to purchase from outside third parties at marked-up prices. Further, a strategic planning process is being implemented, which will result in organizational restructuring with the intent of realizing cost synergies from the elimination of duplicate personnel, facilities, and processes.

     The adjustments to the valuation allowance resulted in a net increase to the valuation allowance of $124,487 for the year ended June 30, 1998. These adjustments are more fully described in note 9 of Notes to Consolidated Financial Statements, and are summarized below:


               Valuation allowance at June 30, 1997                                             $ 3,290,824
               Increase from losses related to stock options                                      3,415,311
               Increase from losses on current year activity                                        591,711
               Reduction for expected realization of future benefits                             (2,947,914)
               Reduction pursuant to deferred tax calculation
                 on acquisitions                                                                   (934,621)
                                                                                                -----------

               Valuation allowance at June 30, 1998                                             $ 3,415,311
                                                                                                ===========

     Net Earnings/Losses. Net earnings for the Company was $387,241 for Fiscal 1998, as compared to net losses of $2,713,765 in Fiscal 1997 and $3,324,132 in Fiscal 1996 as a result of the items discussed above.

     As discussed in note 7 of Notes to Consolidated Financial Statements, the Staff of the Securities and Exchange Commission has taken a position regarding securities, such as the Company's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. Application to this position required the Company to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net earnings (loss) attributable to common stock (on which earnings (loss) per share is computed) being decreased by $84,100 to $303,141 for Fiscal 1998, by $3,233,426 to $(5,947,191) in Fiscal 1997 and by $2,317,625 to $(5,641,757) in Fiscal 1996.

Average common shares outstanding used in computing earnings (loss) per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants. For purposes of computing diluted earnings per share for Fiscal 1998, average shares outstanding are increased by the dilutive effects of options, warrants, and convertible preferred stock outstanding during the year. Such items were anti-dilutive and, therefore, excluded in Fiscal 1997 and Fiscal 1996.

QUARTERLY COMPARISONS

     See "Overview" above for a discussion of the Company's Acquisition Program. The table below sets forth quarterly operating data of the Company for Fiscal 1997 and Fiscal 1998. This quarterly information is unaudited, but in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the period presented.

     The forage and turfgrass seed sector have a seasonal sales cycle, as do other agribusinesses. Weather conditions and the economic outlook for alternative crops affect seed production yields, insect population and farmers' planting decisions, which may, in turn, cause fluctuations in seed prices and annual sales. A significant portion of the Company's sales have historically been in the third fiscal quarter (ending March 31) for planting in late March through May. The Company's acquisitions of Burlingham and Olsen

Fennell added a significant amount of turfgrass seed sales in the first and second fiscal quarters of Fiscal 1998, primarily for overseeding golf courses, southern forage grasses, landscapes, and retail. The successful consolidation by the Company of the forage and cool-season turfgrass seed sector is expected to balance, in part, seasonal sales fluctuations.



                                                        QUARTERS ENDED:
                    ------------------------------------------------------------------------------------------
                    June        March       Dec.        Sept.       June        March       Dec.        Sept.
                     30          31          31          30          30          31          31          30

                    1998        1998        1997        1997        1997        1997        1996        1996
                    ----        ----        ----        ----        ----        ----        ----        ----
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)

  Net sales        $65,422      75,880      23,357      40,458      24,740      20,223      13,288       7,653

  Cost of sales     48,588      57,623      18,662      32,924      18,521      14,831      10,562       5,613
                   -------      ------      ------      ------      ------      ------      ------      ------
  Gross             16,834      18,257       4,695       7,534       6,219       5,392       2,726       2,040
   profit

 Operating
   expenses         20,137      14,763       6,208       6,471       7,159       3,981       3,533       3,299
                   -------      ------      ------      ------      ------      ------      ------      ------
Earnings
   (loss) from
   operations       (3,303)      3,494      (1,513)      1,063        (940)      1,411        (807)     (1,259)

 Other income
   (expense)          (627)     (1,475)        120        (279)       (585)       (126)       (372)        (36)
                   -------      ------      ------      ------      ------      ------      ------      ------
  Earnings
   (loss) before
   income taxes     (3,931)      2,019      (1,393)        785      (1,525)      1,285      (1,179)     (1,295)

 Income tax
   expense
   (benefit)        __(-)___    (2,907)     ___-___     ___-___     ___-___     ___-___     ___-___     ___-___

  Net earnings
   (loss)           (3,931)      4,926      (1,393)        785      (1,525)      1,285      (1,179)     (1,295)

 Discount and
   imputed
   dividends on
   preferred
   stock                 3          27          27          27          30         225       2,271         707
                   -------      ------      ------      ------      ------      ------      ------      ------
Net earnings
   (loss)
   attributable
   to common
   stock           $(3,934)      4,899      (1,420)        758      (1,555)      1,060      (3,450)     (2,002)
                   =======      ======      ======      ======      ======      ======      ======      ======
Net earnings
   (loss)per
   common share:

   Basic          $  (0.11)         0.15     (0.05)       0.03       (0.07)       0.06       (0.28)      (0.22)


                                                     QUARTERS ENDED:
                 ------------------------------------------------------------------------------------------
                 June        March       Dec.        Sept.       June        March       Dec.        Sept.
                  30          31          31          30          30          31          31          30

                 1998        1998        1997        1997        1997        1997        1996        1996
                 ----        ----        ----        ----        ----        ----        ----        ----
                                              (in thousands except per share data)

Diluted         (0.11)       0.l3       (0.05)       0.03       (0.07)       0.06       (0.28)      (0.22)
               =======     ======      ======      ======      ======      ======      ======      ======

  As discussed under "Overview" above, through March 31, 1998, the Company has recognized acquired businesses in its Consolidated Financial Statements as of the effective date agreed upon with their sellers. The following table shows the net sales and net earnings (loss) as if the results of operation of the acquired business from the effective date to the closing date were removed from the reported consolidated operating results and reflecting acquisitions beginning with the closing date:


                                                                                  NET EARNINGS
        PERIOD ENDED                                       NET SALES                 (LOSS)
        -------------                                      ---------                 ------
                                                                     (IN THOUSANDS)
        Three months ended September 30, 1995              $  2,421                   (668)
        Three months ended December 31, 1995                  2,004                 (1,029)
        Three months ended March 31, 1996                     5,936                   (721)
        Three months ended June 30, 1996                      7,722                 (1,432)
                                                           --------                -------

             Year ended June 30, 1996                        18,083                 (3,850)
                                                           ========                =======
        Three months ended September 30, 1996              $  4,938                 (1,563)
        Three months ended December 31, 1996                 11,073                 (1,264)
        Three months ended March 31, 1997                    20,223                  1,285
        Three months ended June 30, 1997                     16,264                 (2,120)
                                                           --------                -------

             Year ended June 30, 1997                      $ 52,498                 (3,662)
                                                           ========                =======
        Three months ended September 30, 1997              $ 30,618                   (166)
        Three months ended December 31, 1997                 22,905                 (1,528)
        Three months ended March 31, 1998                    64,129                  4,314
                                                           --------                -------

             Nine months ended March 31, 1998              $117,652                  2,620
                                                           ========                =======

  The following charts show the net sales and net earnings (loss) shown in the Company's Consolidated Financial Statements compared to those items as shown in the above table, as well as similar comparisons of total assets and total stockholders' equity.

[Omitted line graphs for 1) net sales, 2) net earnings (loss), 3) total assets, and 4) total stockholders' equity showing by quarter from September 30, 1995 through March 31, 1998 amounts in thousands a) as reported, using effective dates, and b) using closing dates.]


LIQUIDITY AND CAPITAL RESOURCES

The following summarizes certain information concerning the Company's financial condition:


                                                                  JUNE 30,
                                                                  --------
                                                 1998               1997               1996
                                                 ----               ----               ----
                                                               (IN THOUSANDS)
          Working capital                      $25,400              7,555              6,461
          Property, plant, and
               equipment, net                   47,965             17,864              7,916
          Short-term debt                       50,330             24,203              5,089
          Long-term debt, including


               amounts due within one
               year                            14,281              3,724             1,622
          Total stockholders'
               equity                         174,571             44,988            14,022


     Changes in the above items are primarily due to the acquisitions completed by the Company, including changes in these items following the dates of acquisition due to growth and seasonality of the seed business and related financings. Information concerning increases (decreases) in certain operational assets and liabilities acquired in acquisitions and other changes is as follows:

                                           FISCAL 1998               FISCAL 1997               FISCAL 1996
                                           -----------               -----------               -----------
                                       ACQUIS-      OTHER       ACQUIS-       OTHER        ACQUIS-      OTHER
                                       ITIONS       CHANGES     ITIONS        CHANGES      ITIONS       CHANGES
                                       ------       -------     ------        -------      ------       -------
                                                        ( IN THOUSANDS)
     Accounts Receivable               $19,768        2,260     11,796         (1,823)      1,949         4,599
     Inventories                        34,574          706     18,172         (1,898)      4,643           796
     Property, plant
        and equipment                   25,214        6,930      9,822          1,073       5,795           504
     Accounts payable
     and accrued expenses               20,294      (10,365)    12,210         (4,948)      2,389         2,216

     Net earnings (loss), adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred income taxes, and common stock and options for services amounted to $1,766,201, $(1,718,454), and $(2,601,325) for Fiscal 1998, Fiscal 1997, and Fiscal 1996. Such amounts reflect the growth of the Company due to the Acquisition Program and the items discussed under Results of Operation above. These amounts and the changes in the levels of operational assets and liabilities, primarily receivables, inventories, and payables, resulted in total net cash used in operating activities being $11,289,913, $2,526,926 and $5,688,435 for the years ended June 30, 1998, 1997 and 1996. The changes in operational assets and liabilities reflect changes in the levels of such items at fiscal year end from such levels at the beginning of the year or the acquisition date, if acquired during the year. The impact of acquisitions is dependent upon the timing of the date of acquisition in relation to the highs and lows of such items caused by the seasonality of each acquired business.

     The Company had working capital of $25,399,772 at June 30, 1998, as compared to $7,554,925 at June 30, 1997. To finance acquisitions and ongoing operations, the Company has raised significant amounts of equity capital. During Fiscal 1998, the Company received cash proceeds of $67,663,505 from the sale of 5,075,182 shares of its Common Stock and 586,500 warrants and $19,103,300 from the exercise of options and warrants to acquire the Company's Common Stock. The Company also received $9,990,000 in payments on notes receivable at June 30, 1997 from the exercise of options and warrants prior to June 30, 1997. Subsequent to June 30, 1998, the Company received gross cash proceeds of $17,438,649 from the sale of 1,752,820 shares of Common stock and 886,410 Warrants.

     During Fiscal 1997, the Company received cash proceeds of $9,443,827 from the exercise of existing options and warrants, including payments on notes receivable for warrants and options exercised. In addition, the Company received gross proceeds of $10 million from the private placement of its Series C Preferred Stock during Fiscal 1997. The Company paid commissions equal to 13% of the gross proceeds. During Fiscal 1996, the Company received cash proceeds of $3,438,630 from the exercise of existing options and warrants, including payments on notes receivable for warrants exercised. To facilitate raising capital to fund the Company's Acquisition Program and operations and to clean up its capital structure, the Company arranged for options previously issued to consultants and other non-employees to be transferred to other non-affiliates who exercised them in accordance with their stated terms. At the time of this arrangement, the market price of the Company's common stock exceeded the exercise price of the options. The difference between the market price and exercise price, deemed to be a preferential dividend to these stockholders for accounting purposes, aggregated approximately $1.8 million. However, since the Company had no retained earnings, such amount would be charged to capital in excess of par value and would be offset by a deemed contribution to capital in excess of par value resulting in no change in stockholders' equity. The options were assigned to persons, primarily stockholders, whom the Company believed would exercise them to provide needed capital at a time when there was a general downward trend in the price of the Company's common stock, while also reducing the amount of dilutive options outstanding. The Company also completed the private placement of 7,425 shares of its Series B Convertible Preferred Stock during Fiscal 1996, receiving $7,425,000 before commissions and expenses.

     The Company entered into a Revolving Credit Facility (the "Revolving Credit Facility") on June 23, 1998, with BankAmerica Business Credit, Inc. ("BABC"), and certain other financial institutions. Under the Revolving Credit Facility, the Company has a maximum borrowing availability of up to $100 million (subject to a borrowing base computation and compliance with certain financial covenants), and may borrow, repay and reborrow revolving loans. The Revolving Credit Facility expires on June 23, 2001. As of June 30, 1998, the Company had borrowed approximately $50.0 million. Initially borrowings under the Revolving Credit Facility were used to pay off amounts outstanding under three separate short-term credit facilities and certain items of term debt. At September 28, 1998, approximately $86.0 million was outstanding and $14 million was available under the revolving line of credit.

     The Company may elect to borrow amounts under the Revolving Credit Facility that bear interest at a variable rate equal to the "reference rate" of Bank of America plus 1.125% or at a variable rate of interest equal to the applicable "London Interbank Offered Rate" of the Bank plus 2.375%. The Revolving Credit Facility is secured by collateral consisting of substantially all the assets (excluding fixed assets and real property) of the Company and its subsidiaries. The terms of the Revolving Credit Facility contain operating and financial covenants, including requirements to maintain minimum ratios of cash flow to debt service and a maximum ratio of total debt to equity. Standard & Poor's assigned its single "B" rating to the Revolving Credit Facility and a single "B" corporate credit rating to the Company.

     On August 14, 1998, the Company and BABC amended the Revolving Credit Facility to provide for borrowings of $15 million in excess of amounts allowed under the borrowing base computation (the "BABC Bridge") This additional borrowing carries a fixed interest rate of 18 percent and expires on December 31, 1998.

     The Company entered into a bridge loan facility (the "Deutsche Bridge") on July 3, 1998 with Deutsche Bank AG, which provided the Company with $15 million of unsecured bridge financing that matures on January 4, 1999. At the Company's option, interest on the Deutsche Bridge is the bank's base rate or LIBOR rate plus 3.5% prior to September 7, 1998, 5.5% per annum above such rates from then to November 7, 1998 and 7.5% above such rates thereafter. At September 28, 1998, the entire $15 million was outstanding.

     The Company is in compliance with its debt agreements or has obtained waivers for instances of non-compliance.

     The additional equity raised subsequent to June 30, 1998, along with proceeds of the BABC Bridge and the Deutsche Bridge, were primarily used to fund the acquisitions completed after July 1, 1998 as described in note 1(b) of Notes to Consolidated Financial Statements.

     The Company had long-term obligations (including current installments) of approximately $14.3 million at June 30, 1998 and $3.7 million at June 30, 1997. The long-term obligations consisted of mortgages, capital leases, covenants not to compete and deferred compensation. In addition, the Company has guaranteed the proceeds from the sale of Common Stock by certain former owners of certain acquired companies. See note 7 of Notes to Consolidated Financial Statements.

     The Company believes, based on current plans and assumptions relating to its operations, that borrowings under the Revolving Credit Facility will provide sufficient resources to fund the Company's operations through June 30, 1999, including acquisitions completed through September 28, 1998. However, the Company may need to seek an increase in or an alternative to the Revolving Credit Facility to finance increased working capital needs should additional acquisitions be consummated in the future. Furthermore, the seed business is subject to wide seasonal fluctuations, which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales through the early summer. This also reflects industry practice that dictates a significant amount of sales of certain products are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather, which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. For these reasons, or if acquisitions are completed more rapidly than anticipated it is possible that the Company may need to seek additional financial resources to finance ongoing operations. In addition, the Company will need to obtain additional debt or equity financing to fund acquisitions and to repay the Deutsche Bridge and the BABC Bridge.

MANAGEMENT INFORMATION SYSTEMS AND YEAR 2000

     As a result of acquisitions completed to date, the Company has several different data processing systems in use. These systems are substantially the same systems that were in use prior to their acquisition by the Company. The preliminary assessment of reaching the Year 2000 is that these systems are generally not compliant. Some of the non-compliant systems can be easily updated to be compliant but a number of these systems can not be updated because of software and hardware limitations. The Company is in the process of integrating its systems into one Company wide information system and has contracted for software, hardware and consulting services to implement an enterprise resource planning ("ERP") system to meet its current information system requirements. The cost of this implementation is not expected to exceed $6 million, which amount includes internal costs for personnel, training, supplies, travel and equipment. At June 30, 1998, the Company had incurred approximately $1 million of these costs. The implementation costs are funded through operations, the credit facilities described above, and approximately $875,000 of financing provided by one of the vendors. It is possible that the Company may seek additional financing for the implementation costs, either in the form of project financing or as part of other financing obtained by the Company. The Company has completed preliminary testing and design and is beginning the implementation phase. The initial phase encompasses the implementation of the system at five operating sites and developing a rapid implementation methodology which will be used to integrate the remaining operating entities. The Company plans to integrate these entities whereby the largest operating units would be integrated first such that all significant operating units are integrated by June 30, 1999.

The ERP and related network and hardware systems are designed to be Year 2000 compliant. Local Area Networks (LANS), desktop hardware, and desktop operating systems in some cases are not compliant. The Company has determined that the non-compliant desktop and LAN systems will be converted either through normal attrition or through the ERP implementation.

The Company believes that it has allocated adequate resources to ensure that all information systems are Year 2000 compliant. The Company expects its Year 2000 program to be successfully completed on a timely basis prior to January 1, 2000. However, there can be no assurance that this will be accomplished. In the event any operating units remain Year 2000 non-compliant in late 1999, the Company's contingency plan is twofold. First, where possible, the Company is in the process of identifying reparation for existing software that is available as an upgrade, patch, or limited re-coding (data field masks, editing date related computations, or as a temporary workaround). Secondly, the Company is in the process of identifying the potential to encapsulate data information as a temporary measure until the software or systems can be replaced. Completion of the assessment of these alternatives is anticipated to be completed by March 31, 1999. In the worst case scenario, the Company can resort at the operating unit level to simple desktop accounting packages that are Year 2000 compliant. The Company estimates that the overall risk to its operations as a result of non-compliance with Year 2000 for its existing systems in a worst case scenario to be less than $300,000. However, there can be no assurance that this estimate is the absolute maximum.

  The ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. The Company is taking steps to confirm that the systems of its suppliers and customers are Year 2000 compliant and to determine whether the nature of any noncompliance would have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates this process will be completed no later than June 30, 1999.

  There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     The impact of recently adopted accounting standards is discussed in note 2 of Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the normal course of business, the Company is subject to a variety of market risks, including, but not limited to, interest rate movements and collectibility of accounts receivable. The Company routinely monitors these risks and takes actions to protect against the adverse effects of these and other potential exposures. Although the Company does not anticipate any material losses in these areas, no assurance can be made that material losses will not be incurred in these areas in the future. The Company has no derivative financial instruments or derivative commodity instruments, nor does the Company have any financial instruments entered into for trading purposes. The Company's financial instruments are not subject to significant foreign currency exchange risk, commodity price risk, or equity price risk. Other financial instruments are discussed in note 11 of Notes to Consolidated Financial Statements. Long-term obligations and short-term debt are discussed in notes 5 and 6 of Notes to Consolidated Financial Statements, including the extent of such items that bear interest at variable rates. An increase or decrease in the interest rate of 100 basis points on the Company's revolving line of credit would decrease or increase the Company's pre-tax earnings by one percent of the average amount outstanding under the line of credit. The average short term debt is significantly impacted by the level and timing of acquisitions, the results of operations, and the timing and amount of permanent capital raised. Such average was approximately $32.5 million for the year ended June 30, 1998.

ITEM 8.   FINANCIAL STATEMENTS

     The financial statements to be provided pursuant to this Item 8 begin on page F-1 of this Report, following Part IV hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                        DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and executive officers of the Company are as follows:

Name                       Age   Positions
--------------------------------------------------------------------------------------
Johnny R. Thomas            57   Chairman of the Board and Chief Executive Officer
Kent Schulze                54   President, Chief Operating Officer and Director
John C. Francis             49   Vice President, Secretary and Director
Scott J. Loomis             50   Vice President and Director
Kathleen L. Gillespie (2)   45   Vice President, Mergers and Acquisitions
Henry A. Ingalls            52   Vice President, Chief Financial Officer and Treasurer
Thomas B. Rice              51   Vice President, Director of Research
Richard P. Budd             56   Director(l)
James W. Hopkins            63   Director(l)

--------------------------
(1)  Member of the Audit, Compensation and Stock Option Committees.

(2) Effective July 1, 1998, Ms. Gillespie is no longer deemed to be an executive officer.

     Johnny R. Thomas has served as Chairman of the Board and Chief Executive Officer of the Company since April 1, 1994, a director of the Company since September 30, 1993, was President of the Company from April 1, 1994 until December 31, 1997 and was also President and a director of the Company's predecessor from its inception in 1983 until June 30, 1992. He was President, Chairman of the Board and Chief Executive Officer of FiberChem, Inc. ("FCI") from its inception in December 1986 until March 31, 1994. Dr. Thomas received his Ph.D. degree in genetics/plant breeding from Oregon State University in 1966.

     Kent Schulze has served as President and Chief Operating Officer of the Company since January 1, 1998 and as a director since May 8, 1996. He served as a consultant to the Company from June 1997 until January 1998. Mr. Schulze is the President and co-founder of Access Plant Technology, Inc., a technology transfer firm which he founded in April 1996 and of which he is President. From April 1990 to March 1996, Mr. Schulze was President and Chief Executive Officer of Northrop King Company, a seed developer and marketing subsidiary of Sandoz Corp., the world's second largest seed company. From 1986 to 1990, Mr. Schulze was President and Chief Operating Officer of DEKALB-Pfizer Genetics, where he was responsible for that company's worldwide seed operations.

     John C. Francis has served as Vice President, Secretary and a director of the

Company since April 1, 1994. He was the Chief Financial Officer of the Company from April 1994 until April 1996. He was Vice President, Secretary Treasurer and a director of the Company's predecessor from 1983 to June 1992. Mr. Francis served as Vice President, Chief Financial Officer and a Director of FCI from its inception in December 1986 until March 31, 1994. Mr. Francis also served as a Director of FCI Environmental, Inc., a wholly-owned subsidiary of FCI ("FCI Environmental"), from January 1990 until March 31, 1994 and served as Director of Marketing of FCI Environmental from September 1, 1993 to December 31, 1993.

     Scott J. Loomis has served as Vice President of the Company since April 1, 1994; was President, Secretary and a director of the Company from September 30, 1993 until March 31, 1994; and a director of the Company's predecessor from February 1988 and President from June 1992 until June 1994. He served as Chairman of the Board of FCI from August 1995 until December 1997, served as FCI's President from April 1994 until August 1995 and was a director of FCI from June 1989 until December 1997. He was a director of FCI Environmental from January, 1990 until December 1997. Mr. Loomis has been a licensed attorney in the State of Arizona since 1974.

     Kathleen L. Gillespie has served as Vice President, Mergers and Acquisitions of the Company since January 1, 1998 and from November 29, 1994 until December 31, 1997, Ms. Gillespie served as Vice President of Seed Operations and Acquisitions. Ms. Gillespie had more than 20 years of seed experience at all levels of production, marketing, procurement, acquisitions, operations and management prior to joining the Company. From 1977 until joining the Company, Ms. Gillespie was employed by Agway, Inc. where, as Director of the Seed Division, sales increased from $20 million per year to $80 million prior to a divestiture. Ms. Gillespie was instrumental in Agway's acquiring four wholly-owned subsidiaries. She selected and introduced over 100 proprietary seed varieties and hybrids during the last 12 years.

     Henry A. Ingalls has served as Vice President, Treasurer and Chief Financial Officer of the Company since April 3, 1996. Mr. Ingalls worked for the accounting firm of KPMG Peat Marwick LLP between 1969 and April 1, 1996, and he was elected to the partnership in 1978. Mr. Ingalls has extensive experience in public company auditing and public offerings.

     Thomas B. Rice was elected Vice President, Director of Research of the Company on January 1, 1998. Dr. Rice has over 20 years of experience in the seed industry in both research and management. From 1976 to 1985, Dr. Rice worked for Pfizer, Inc. where he served as senior research scientist, project leader and manager. From 1985 to 1990, he served as Vice President, Director of Research and Executive Vice President of DEKALB-Pfizer Genetics. From March 1990 to July 1993, Dr. Rice was the President and Chief Operating Officer of DEKALB Plant Genetics. From July 1993 until April 1995 he served as the Senior Vice President, Director of Research of DEKALB Genetics Corp. From May 1995 until joining the Company, Dr. Rice was a self employed consultant.

     Richard P. Budd was elected a director of the Company on January 6, 1998, upon the Company's acquisition by merger of Lofts Seed, Inc. He served as the Chief Executive Officer of Budd Seed, Inc., an affiliated company of Lofts, from 1985 and of Lofts Seed, Inc. from June 1996 until both companies were acquired by the Company in January 1998. Mr. Budd has also been the Chief Executive Officer of The Budd Group since 1964. The Budd Group is a service company engaged in primarily janitorial, landscape, security guard and administrative support services, and has entered into a management services agreement with the Company effective January 1998. Mr. Budd is President of Sylco Aviation, Inc. and the Vice Chairman of High Point University.

     James W. Hopkins has served as a director of the Company since January 1997 and also as a consultant to the Company since June 1997. Since July 1996, he has served as President of Agriworld Technologies, an agricultural consulting firm. Prior thereto, from December 1993, he served as Vice President of Mycogen Corporation and General Manager of Mycogen Seeds. For Mycogen Corporation, Mr. Hopkins worked on strategic alliances, joint ventures, acquisitions and mergers and was responsible for all global seed activities. For Mycogen Seeds he was responsible for the consolidation of four autonomous operating companies. Between 1963 and 1992, Mr. Hopkins had a variety of responsibilities with four different seed companies. He has extensive experience in the summer annual forage crops.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

     The Board of Directors has established Audit, Stock Option and Compensation Committees, each of which consists of Mr. Budd and Mr. Hopkins. Among the duties of the Compensation Committee are the making of recommendations to the Board of Directors concerning remuneration for officers and key employees of the Company, the determination of the number and issuance of stock options and the review of any compensation and incentive programs for executive officers, consultants and others. There are no Compensation Committee or Board of Directors interlocking relationships with respect to the Company.

     The duties of the Audit Committee include recommending the independent public accountants to serve as the Company's auditors, reviewing and considering the actions of management in matters relating to audit functions, reviewing with such accountants the scope and results of their audit engagement, reviewing the financial statements and information included in the Company's filings with the Securities and Exchange Commission, reviewing the Company's system of internal controls and procedures and reviewing the effectiveness of procedures intended to prevent violations of laws and regulations.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's common stock, par value $.001 ("Common Stock"), are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended June 30, 1998, except that Messrs. Thomas, Loomis and Francis each filed one late report on Form 4 concerning one transaction each, and Messrs. Hopkins and Schulze each filed one late report on Form 5 concerning one transaction each.


ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the fiscal year ended June 30, 1998 ("Fiscal 1998"), the fiscal year ended June 30, 1997 ("Fiscal 1997") and the fiscal year ended June 30, 1996 ("Fiscal 1996") by those persons who served as Chief Executive Officer and any Named Executive Officers who received compensation in excess of $100,000 during Fiscal 1998.

                                                                               LONG-TERM
                                            ANNUAL COMPENSATION               COMPENSATION
                                    ----------------------------------------  ------------
                                                                                SECURITIES
NAME AND PRINCIPAL                                            OTHER ANNUAL      UNDERLYING
POSITION                   YEAR     SALARY($)    BONUS($)  COMPENSATION($)(1)   OPTIONS(#)
--------                   ----     ---------    -------   ------------------   ----------

Johnny R. Thomas            1998    $ 60,000       $ - 0 -     $  - 0 -              - 0 -
  President and CEO         1997    $ 84,000       $ - 0 -     $131,906(2)           - 0 -
                            1996    $ 84,000       $ - 0 -     $  - 0 -          1,000,000

Henry A. Ingalls            1998    $150,000       $30,000     $ 20,000              - 0 -
   Vice President, CFO      1997    $150,000       $30,000     $ 26,250(2)           - 0 -
   and Treasurer            1996    $ 37,500(3)    $ 7,500        5,000          1,250,000

______________

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

(3) Mr. Ingalls became Vice President, Chief Financial Officer, and Treasurer of the Company on April 3, 1996.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the Named Executive Officers in the Summary Compensation Table during Fiscal 1998.

                                                                     Value of
                                                    Number of       Unexercised
                                                   Unexercised      In-The-Money
                         Shares                     Options at       Options at
                        Acquired      Value          FY-End(#)        FY-End($)
                      on Exercise    Realized      Exercisable/     Exercisable/
Name                      (#)           ($)        Unexercisable    Unexercisable
--------------------------------------------------------------------------------------

Johnny R. Thomas            - 0 -       - 0 -          - 0 -            $- 0 -

Henry A. Ingalls            - 0 -       - 0 -      1,225,000/0(1)   $31,320,800/0(2)

------------------------

 (1)   Of these options, 475,000 are currently exercisable only for cash.

 (2) Based on the closing price of the Company's Common Stock on June 30, 1998 of $27.688


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

     On March 10, 1994, the Company entered into an employment agreement with Johnny Thomas, commencing on April 11, 1994. The agreement contains substantially the same terms as Mr. Loomis' above described agreement. On July 1, 1997, Dr. Thomas agreed to reduce his salary to $60,000 per year.

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

     On February 13, 1996, the Company entered into an employment agreement with Henry A. Ingalls. The agreement's term runs from April 3, 1996 for four years. Mr. Ingalls' aggregate compensation begins at $170,000 per annum plus a minimum bonus of $30,000 per year. The compensation is subject to annual escalations at the greater of 5% or the general inflation rate. The Agreement contains a covenant by Mr. Ingalls not to compete against the Company during the term and for a two-year period thereafter. Mr. Ingalls also received options to purchase up to 1,250,000 shares of Common Stock, exercisable at $2.12 per share vesting over five years, but immediately exercisable for cash. See "Stock Options" below. Upon termination without cause, Mr. Ingalls would be entitled to two years' compensation. In the event there is a material change in the ownership or management of the Company and at any time thereafter Mr. Ingalls is either terminated or, in his sole determination, there is a significant change in his duties, responsibilities, principal location of employment or compensation, Mr. Ingalls shall be vested in full in all stock options granted pursuant to his employment agreement and shall be entitled to receive his full compensation and other employee benefits for three years from the date of termination or his determining that such a change has occurred. For purposes of Mr. Ingalls' Employment Agreement, "change in control" refers to a change in the management and "control" owners of the corporation, consisting of Johnny R. Thomas, John C. Francis and Scott J. Loomis.

     On November 18, 1997, the Company entered into an employment agreement with Thomas B. Rice. The agreement's term runs from January 1, 1998 for four years. Dr. Rice's salary begins at $120,000 and is subject to annual increases as determined by the Compensation Committee. Dr. Rice also received options to purchase up to 500,000 shares of Common Stock at prices ranging from $8.50 to $10.00 per share vesting over four years. The agreement contains a covenant by Dr. Rice not to compete against the Company during the term and for a two to five-year period thereafter. Upon termination without cause, or if Dr. Rice voluntarily terminates the agreement upon at least nine months' notice (and assists in the transition process), Dr. Rice would be entitled to one year's compensation from the date of involuntary termination or notice of voluntary termination and become vested in his stock options which would otherwise become vested 12 months from such date. In the event there is a change in the Chief Executive Officer of the Company and at any time thereafter Dr. Rice is either terminated or, in his sole determination, there is a significant change in his duties, responsibilities, or compensation, Dr. Rice shall be vested in full in all stock options granted pursuant to his employment agreement and shall be entitled to receive his full compensation, less $1.00, and other employee benefits for two years from the date of termination or his determining that such a change has occurred. In addition for a one-year period following the change of Chief Executive Officer, Dr. Rice has the option to terminate the agreement without justification and be vested in his stock options which would otherwise become vested on the next anniversary date of employment and receive his full compensation for one year following such termination.

     On November 19, 1997, the Company entered into an employment agreement with Kent Schulze. The agreement's term runs from January 1, 1998 for four years. Mr. Schulze's salary begins at $187,500 and is subject to annual increases as determined by the Compensation Committee. Mr. Schulze also received options to purchase up to 400,000 shares of Common Stock at prices ranging from $9.25 to $13.25 per share vesting over four years. The agreement contains a covenant by Mr. Schulze not to compete against the Company during the term and for a two year period (one year if he is terminated without cause) thereafter. Upon termination without cause Mr. Schulze would be entitled to one year's compensation from the date of such involuntary termination and become vested in his stock options which would otherwise become vested within 12 months from such date. In the event there is a change in the Chief Executive Officer of the Company, Mr. Schulze would have substantially the same rights as those granted in Dr. Rice's agreement, described above.

     Consulting Agreement

     On June 17, 1997, the Company retained James W. Hopkins (the "Consultant"), a director of the Company, pursuant to a consulting agreement for a term commencing July 1, 1997 and continuing through June 30, 1998 (the "Consulting Agreement"). The Company entered into the Consulting Agreement to capitalize on the Consultant's knowledge and expertise in the seed business and to ensure that the Consultant will not compete with ABT. The Consulting Agreement provides that the Consultant shall provide up to 25 days of consulting services on specific projects, as requested by the Company's Chief Executive Officer, provided that the projects do not conflict with other seed business obligations of the Consultant. The Consultant may also propose ideas or concepts to the Company. The Company shall have exclusive control over deciding whether to proceed with any proposal. In compensation for his services, the Consultant received a retainer of options to purchase 5,000 shares of Common Stock at $5.50 per share through June 30, 1999, and shall receive $750 per day of actual consulting services, plus pre-approved expenses. Mr Hopkins was paid $18,375 for consulting services provided during Fiscal 1998.

     Stock Bonus Plan

     The Company adopted an Employee Stock Bonus Plan (the "Bonus Plan") effective May 24, 1994 providing for the issuance of up to 40,000 shares of Common Stock per year to any employee, consultant, officer or director, up to an aggregate of 400,000 shares for the entire Bonus Plan. Pursuant to the Bonus Plan, employees of the Company are eligible to receive a stock bonus at the discretion of the managing committee based on length of service and contribution or potential value to the Company. As of the date hereof, no bonus shares have been issued.

     Stock Options

     The Company has established the AgriBioTech, Inc. 1994 Employee Stock Option Plan, as amended (the "Plan"). The Plan is intended to provide the employees, directors, independent contractors and consultants of the Company with an added incentive to continue their services to the Company, and to induce them to exert their maximum efforts toward the Company's success. The Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of the Company to purchase an aggregate of 3,600,000 shares of Common Stock, but no more than 300,000 options may be granted to any one person in any two-year period. The Plan is currently administered by the Stock Option Committee of the Board of Directors. The Committee determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price.

     The Plan allows the Company to grant incentive stock options ("ISOs"), as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), Non-Qualified Stock Options ("NQSOs") not intended to qualify under
Section 422(b) of the Code and Stock Appreciation Rights ("SARs"; collectively, "Options") at any time within 10 years from the date the Plan was adopted. The exercise price of ISOs may not be less than the fair market value of the Common Stock on the date of grant, provided that the exercise price of ISOs granted to an optionee owning more than 10% of the outstanding Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant. In addition, the aggregate fair market value of stock with respect to which ISO's were exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. Options shall have a term of no more than ten years, except that ISOs granted to an optionee owning more than 10% of the Outstanding Common Stock shall have a term of no more than five years and must be granted to and exercised by employees of the Company (including officers). Options are not transferable, except upon the death of the optionee.

     At August 14, 1998, an aggregate of 1,527,659 options were outstanding under the Plan, at prices ranging from $2.00 to $27.688, including 300,000 options to Kathleen L. Gillespie, a Vice President of the Company, 25,000 to Kent Schulze, President, Chief Operating Officer and a Director of the Company, and 20,000 options to an independent director of the Company. Options to purchase an aggregate of 1,743,117 shares of Common Stock were available for future grants under the Plan as of August 14, 1998.

     In addition, as of August 14, 1998, officers, key employees and consultants of the Company held options to purchase an aggregate of 6,102,666 shares of Common Stock outside of the Plan, exercisable for up to ten years ending in 2006, at prices ranging from $2.00 to $25.63 per share. Ms. Gillespie held ten-year options outside of the Plan to purchase up to an aggregate of 750,000 shares of Common Stock at $2.00 per share; Mr. Ingalls held ten-year options to purchase up to 1,225,000 shares of Common Stock at $2.12 per share; Mr. Schulze held five-year options to purchase up to an aggregate of 400,000 shares of Common Stock at prices ranging from $9.25 to

$13.25 per share, and Dr. Rice held five-year options outside of the Plan to purchase up to an aggregate of 500,000 shares of Common Stock at prices ranging from $8.50 to $10.00 per share. Such options vest over three to six-year periods, and Ms. Gillespie's and Mr. Ingalls' options are immediately exercisable for cash.

     Retirement Plan

     The Company has a defined contribution plan (the "401(k) Plan") which covers all employees. Eligible employees may contribute up to 30 percent of their annual compensation, not to exceed the statutory maximum. The Company may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in the Company's contributions for each year of service after the first year. The Company made no contributions to the 401(k) Plan in Fiscal 1997 or 1996. Beginning in January 1998, the Company began matching employee contributions to the 401(k) Plan up to 50% of the first 4% of the employees' compensation for employees whose base compensation is $60,000 or less. For other employees, the Company's matching will be limited to 50% of the first 2% of amounts contributed by the employees. No matching contributions will be made for officers of the Company.

     Compensation Committee Interlocks and Insider Participation

     The Company has a Compensation Committee consisting of Richard P. Budd and James W. Hopkins which has the responsibility of setting executive compensation. There are no compensation committee (or Board of Directors) interlock relationships with respect to the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 23, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each Director (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors individually and as a group.


NAME AND ADDRESS OF          AMOUNT AND NATURE OF             PERCENTAGE OF COMMON
  BENEFICIAL OWNER         BENEFICIAL OWNERSHIP (1)                STOCK OWNED(2)
----------------          -------------------------           -----------------------

Johnny R. Thomas (3)               2,025,207      (4)                    5.2%
John C. Francis                    1,014,815                             2.6%
Scott J. Loomis                    1,174,207                             3.0%
Henry A. Ingalls                   1,302,378      (5)                    3.3%
Kathleen L. Gillespie (12)           950,000      (6)                    2.4%
Kent Schulze                         100,000      (7)                      *

Thomas B. Rice                       205,000      (8)                      *
James W. Hopkins                      25,000                               *
Richard P. Budd                      711,368      (9)                    1.8%
Quantum Partners LDC               4,562,882     (10)                   11.6%
  Kaya Flamboyan 9,
  Willemstad, Curacao
  Netherlands Antilles
All executive officers             7,507,975     (11)                   19.2%
  and directors as a
  group (9 persons)

______________________
 *   Less than 1%.

(1) Unless otherwise noted, the Company believes that each person has sole voting and investment power with respect to all shares of Common Stock beneficially owned, subject to community property laws, where applicable. Each person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of determination upon the exercise of warrants or options. The percentage ownership of each person is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of determination have been exercised.

(2)  Based on 39,180,788 shares outstanding as of September 23, 1998.

(3) This persons address is c/o AgriBioTech, Inc., 120 Corporate Park Drive, Henderson, NV 89014.

(4) Includes an aggregate of 228,500 shares of Common Stock gifted by Dr. Thomas to his wife and children over which he retains voting power and disposition power until the expiration of any lock-up agreement between Dr. Thomas and any potential underwriter and up to 60,000 shares of Common Stock which Dr. Thomas intends to gift to unaffiliated non-for-profit charities.

(5) Includes 1,225,000 shares issuable upon exercise of currently exercisable options (475,000 for cash only) and 13,000 shares held by Mr. Ingalls' minor child for which Mr. Ingalls disclaims beneficial ownership.

(6) Includes 950,000 shares issuable upon exercise of currently exercisable options (300,000 for cash only). Excludes 100,000 shares underlying options not currently exercisable.

(7) Includes 100,000 shares issuable upon exercise of currently exercisable options, but excludes 320,000 shares underlying options not currently exercisable.

(8) Includes 100,000 shares issuable upon exercise of currently exercisable options, but excludes 400,000 shares underlying options not currently exercisable.

(9) Includes 701,368 shares issued on January 6, 1998, in connection with the Company's acquisition of Lofts Seed, Inc. and related entities. Mr. Budd disclaims beneficial ownership of 1,298,632 shares owned by other former shareholders of the acquired entities, including the Richard P. Budd Irrevocable Living Trust. Also includes 10,000 shares issuable upon exercise of options granted January 6, 1998 when Mr. Budd became a Director of the Company, but excludes 10,000 shares issuable upon exercise of options not exercisable within 60 days of the date of this Report.

(10) Includes 344,900 and 570,000 shares issuable upon conversion of Warrants granted on May 13, 1998 and August 28, 1998, respectively. Soros Fund Management LLC ("SFM LLC") serves as principal investment manager to Quantum Partners LDC and as such, has been granted investment discretion over Quantum Partners' shares. In such capacity SFM LLC may be deemed to have voting and dispositive power over such shares. Mr. George Soros, as Chairman of SFM LLC, and Mr. Stanley Druckenmiller, as Lead Portfolio Manager of SFM LLC, may also be deemed to have voting power over such shares.

(11) Includes 2,385,000 shares underlying options included for Messrs. Ingalls, Schulze, Rice and Budd and Ms. Gillespie, respectively, in notes (4)-(9) above.

(12) Effective July 1, 1998, Ms. Gillespie is no longer deemed to be an executive officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1996, Dr. Thomas, and Messrs. Francis and Loomis, officers of the Company, were granted options outside of the Plan to each purchase 1,000,000 shares of Common Stock at $3.00 per share. In May 1997, the unexercised 2,680,000 options were exercised by these officers signing promissory notes to the Company for an aggregate of $8,040,000. Payments on these notes amounted to $1,800,000 received by the Company through June 30, 1997 and the balance was paid subsequent to June 30, 1997.

     In May 1997, Dr. Thomas and Mr. Francis, officers of the Company, exercised an aggregate of 300,000 Class C Warrants to purchase 300,000 shares of Common Stock at $7.50 per share. These warrants were exercised by these officers signing promissory notes to the Company for an aggregate of $2,250,000. Payments on these notes amounted to $300,000 received by the Company through June 30, 1997 and the balance was paid subsequent to June 30, 1997.

                                    Part IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Exhibits

Exhibit No.  Description
-----------  -----------

 3.1        Articles of Incorporation of the Registrant, as amended. (1)

 3.2        Amended and Restated By-Laws of the Registrant. (1)

 3.3        Articles of Merger of the Registrant.(1)

 3.4        Agreement and Plan of Merger.(1)

 3.5        Certificate of Amendment of Articles of Incorporation. (8)

*4.1        Form of Common Stock Purchase Warrant dated May 1998.

 4.2        Form of Common Stock Purchase Warrant dated August 1998. (11)

 10.1       Employment Agreement between Registrant and Scott J. Loomis dated
             February 1, 1994. (1)

 10.2       Employment Agreement between Registrant and Johnny R. Thomas dated March 10, 1994. (1)

 10.3       Employment Agreement between Registrant and John C. Francis dated
             March 24, 1994. (1)

 10.4       1994 Stock Option Plan, as amended. (1)

 10.5       Employee Stock Bonus Plan. (1)

 10.6       Employment Agreement dated November 29, 1994 by and between
             Kathleen L. Gillespie and the Registrant. (2)

 10.7       Amendment, dated December 20, 1995, to Employment Agreement between the Company and Kathleen Gillespie. (8)

 10.8       Stock Option Agreement dated as of December 20, 1995 between registrant and Kathleen L. Gillespie (ISOs). (4)

 10.9       Stock Option Agreement dated as of December 20, 1995 between
             Registrant and Kathleen L. Gillespie (NQSOs). (4)

 10.10      Employment Agreement dated February 13, 1996 between Henry A.
             Ingalls and the Registrant. (3)

 10.11      Stock Option Agreement dated as of February 13, 1996 between

          Registrant and Henry A. Ingalls. (4)

________________________
*Filed with this Report.


 10.12 Purchase Agreement dated October 30, 1996, by and among the Registrant, certain subsidiaries of the Registrant, Berisford Holdings, Inc., Germain's, Inc. and W-L Research, Inc.(5)

 10.13 Stock Purchase Agreement dated May 15, 1997, by and among the Registrant, E.F. Burlingham & Sons, G.W. Burlingham's, Inc., Greg McCarthy and Doug Pope.(6)

 10.14 Stock Purchase Agreement dated August 22, 1997 by and among the Registrant, Olsen Fennell Seeds, Inc., Greg S. Fennell and James
           E. Olsen.(7)

 10.15 Consulting Agreement dated June 17, 1997, between Kent Schulze and the Registrant. (8)

 10.16 Consulting Agreement dated June 17, 1997, between James W. Hopkins and the Registrant.(9)

 10.17 Form of Stock Purchase Agreement between AgribioTech, Inc. and each of Quantum Partners LDC, Ardsley Partners I, L.P., Ardsley Partners II, L.P., Ardsley Offshore Fund, Ltd., Brown Simpson Strategic Growth Fund, Ltd. and Southbrook International Investments, Ltd. (10)

 10.18 Loan and Security Agreement dated as of June 23, 1998 with Bank America Business Credit, Inc., as agent, and Deutsche Financial Services Corporation, as Administrative Agent. (12)

 10.19 Over advance facility-amendment dated August 14, 1998 to the Loan and Security Agreement referred to in Exhibit 10.18. (13)

 10.20 Agreement and Plan of Reorganization dated December 1, 1997, by and among the Registrant, Lofts Seed, Inc., Budd Seed Inc., Lofts Mergerco, Inc. and the shareholders of Lofts Seed Inc. and Budd Seed, Inc. (14)

 10.21 Stock Purchase Agreement dated January 9, 1998, by and among the Registrant, Alan Rosoff, Seed Corporation of America, Green SCA Corp. and Green Seed Company Limited Partnership. (15)

 10.22 Stock Purchase Agreement dated August 21, 1998, by and among the Registrant and its subsidiary E.F.Burlingham & Sons, Willard W. Mclagan, Robert R. Lowery, Thomas G. Burns, Hiram G. Olsen, The H.G. Olsen & Ann Olsen Charitable Trust, Terry L. Shumaker, Evelyn

           J. Lacey, William W. Spurlin, Phillip J. Hawkins and Willamette Seed Co. (16)

*21.1     Subsidiaries of the Registrant.

*23.1     Consent of KPMG Peat Marwick LLP.

*27.1     Financial Data Schedule.
------------
*  Filed with this Report

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 for April 29, 1994, as amended (No. 33-78470-NY).

(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed June 28, 1996 (No. 333-07123).

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K for October 30, 1996.

(6) Incorporated by reference from the Registrant's Current Report on Form 8-K for May 15, 1997.

(7) Incorporated by reference from the Registrant's Current Report on Form 8-K for August 22, 1997.

(8) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB, as amended, for the fiscal year ended June 30, 1997.

(9)  Identical to the Consulting Agreement between Kent Schulze and the
     Registrant.

(10) Incorporated by reference from the Registrant's Current Report on Form 8-K for March 31, 1998.

(11) Incorporated by reference from the Registrant's Current Report on Form 8-K for August 28, 1998.

(12) Incorporated by reference from the Registrant's Current Report on Form 8-K for June 23, 1998.

(13) Incorporated by reference from Amendment No. 1 to the Registrant's Current Report on Form 8-K for June 23, 1998.

(14) Incorporated by reference from the Registrant's Current Report on Form 8-K for December 1, 1997.

(15) Incorporated by reference from the Registrant's Current Report on Form 8-K for January 9, 1998.

(16) Incorporated by reference from the Registrant's Current Report on Form 8-K for January 26, 1998.

     (a)(2) Financial Statement Schedule
            Schedule II - Valuation and Qualifying Accounts appears on page S-1 of this Report, following Part IV hereof.

     (b)    Reports on Form 8-K:

     (i) A Current Report on Form 8-K was filed for April 8, 1998 with respect to an event on Item 5, the acquisition of Zajac Performance Seeds, Inc.

     (ii) A Current Report on Form 8-K was filed for May 22, 1998 with respect to Item 7, setting forth the financial statements of the businesses acquired for at least the substantial majority of the individually insignificant subsidiaries acquired since June 30, 1997.

     (iii) A Current Report on Form 8-K was filed for June 23, 1998, as amended, with respect to an event on Item 5, the Company entering into a Revolving Credit Facility with Bank America Business Credit, Inc., as Agent.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 6, 1998

                                    AGRIBIOTECH, INC.

                                    By:  /s/Johnny R. Thomas
                                       --------------------
                                         Johnny R. Thomas,
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Johnny R. Thomas               Chief Executive Officer                  October 6, 1998
-----------------------            (Principal Executive Officer)
Johnny R. Thomas                   and Director

/s/ Henry A. Ingalls               Vice President and Treasurer             October 6, 1998
-----------------------            (Principal Financial and
Henry A. Ingalls                   Accounting Officer)

/s/ Scott J. Loomis                Vice President and Director              October 6, 1998
-----------------------
Scott J. Loomis

/s/ John C. Francis                Vice President, Secretary                October 6, 1998
-----------------------            and Director
John C. Francis

/s/ Kent Schulze                   President and Director                   October 6, 1998
-----------------------
Kent Schulze

/s/ James W. Hopkins               Director                                 October 6, 1998
-----------------------
James W. Hopkins

/s/ Richard P. Budd                Director                                 October 6, 1998
-----------------------
Richard P. Budd


            FINANCIAL STATEMENTS AND SCHEDULE OF AGRIBIOTECH, INC.

Independent Auditors' Report..............................   F-2

Consolidated Balance Sheets as of
 June 30, 1998 and 1997...................................   F-3

Consolidated Statements of Operations for
 the years ended June 30, 1998, 1997 and 1996 ............   F-5

Consolidated Statements of Changes in Stockholders'
 Equity for the years ended June 30, 1998, 1997 and
 1996.....................................................   F-6

Consolidated Statements of Cash Flows for the
 years ended June 30, 1998, 1997 and 1996.................   F-7

Notes to Consolidated Financial Statements - June 30,
 1998, 1997 and 1996 .....................................   F-9

Schedule II - Valuation and Qualifying Accounts...........   S-1

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
AgriBioTech, Inc.:


We have audited the accompanying consolidated balance sheets of AgriBioTech, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgriBioTech, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  KPMG Peat Marwick LLP


Albuquerque, New Mexico
September 28, 1998

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets




                                    ASSETS

                                                                                      June 30,              June 30,
                                                                                        1998                  1997
                                                                                ----------------       ---------------
Current assets:

   Cash and cash equivalents                                                        $  2,700,846            2,553,634
   Accounts receivable, less allowance for doubtful accounts
      of $2,177,442 at June 30, 1998 and $729,352 at June 30, 1997                    39,503,262           17,474,887
   Inventories                                                                        58,609,554           23,328,961
   Notes receivable from sale of common stock                                                  -            9,990,000
   Deferred income taxes                                                               1,339,709                    -
   Other                                                                               1,673,903              646,508
                                                                                ----------------       --------------
             Total current assets                                                    103,827,274           53,993,990

Property, plant and equipment, net                                                    47,964,522           17,864,052

Intangible assets, net of accumulated amortization                                   109,882,815           22,544,539

Investment in associated entity                                                          818,182              567,235

Other assets                                                                           2,038,115              143,209
                                                                                ----------------       --------------
             Total assets                                                           $264,530,908           95,113,025
                                                                                ================       ==============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets





                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       June 30,              June 30,
                                                                                         1998                  1997
                                                                                   --------------         --------------

Current liabilities:
   Short-term debt                                                                  $ 50,329,614           24,203,431
   Current installments of long-term obligations                                       3,251,846            1,056,770
   Accounts payable                                                                   13,594,285           10,601,813
   Accrued liabilities                                                                11,251,757            3,277,051
   Amounts due in connection with acquisitions                                                 -            7,300,000
                                                                                    ------------           ----------
             Total current liabilities                                                78,427,502           46,439,065

Long-term obligations, excluding current installments                                 11,029,022            2,667,609
Deferred income taxes                                                                    503,348            1,018,369
                                                                                    ------------           ----------
             Total liabilities                                                        89,959,872           50,125,043
                                                                                    ------------           ----------
Stockholders' equity:
   Preferred stock, $.001 par value; authorized 10,000,000 shares;
      issued and outstanding none at June 30, 1998 and 1,100 shares
      at June 30, 1997 (aggregate liquidation preference of $1,221,666)                        -                    1
   Common stock, $.001 par value; authorized 75,000,000 shares at
       June 30, 1998 and 50,000,000 shares at June 30, 1997; issued and outstanding 37,203,013 shares at June 30, 1998 and
       23,743,385 shares at June 30, 1997                                                 37,203               23,743
   Capital in excess of par value                                                    186,571,673           49,439,319
   Common stock to be issued in acquisitions                                                -               7,950,000
   Accumulated (deficit)                                                             (12,037,840)         (12,425,081)
                                                                                    ------------           ----------
             Total stockholders' equity                                              174,571,036           44,987,982
                                                                                    ------------           ----------
Commitments, contingencies and subsequent events (notes 1, 6, 7 and 8)

             Total liabilities and stockholders' equity                             $264,530,908           95,113,025
                                                                                    ============           ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                                                 Year ended       Year ended       Year ended
                                                                   June 30,         June 30,         June 30,
                                                                    1998             1997             1996
                                                                ------------     ------------     ------------
Net sales                                                       $205,117,007       65,904,058       25,961,541
Cost of sales                                                    157,796,888       49,527,150       19,235,670
                                                                ------------     ------------     ------------
        Gross profit                                              47,320,119       16,376,908        6,725,871
Operating expenses                                                47,579,105       17,971,813        9,636,863
                                                                ------------     ------------     ------------
        Earnings (loss) from operations                             (258,986)      (1,594,905)      (2,910,992)
                                                                ------------     ------------     ------------

Other income (expense):
  Interest expense                                                (4,223,483)      (1,691,084)        (464,515)
  Interest income                                                    520,256          344,417           87,255
  Earnings of associated entity                                      808,447          233,690                -
  Other                                                              633,507           (5,883)         (35,880)
                                                                ------------     ------------     ------------
        Total other income (expense)                              (2,261,273)      (1,118,860)        (413,140)
                                                                ------------     ------------     ------------
        Earnings (loss) before income taxes                       (2,520,259)      (2,713,765)      (3,324,132)

Income tax expense (benefit)                                      (2,907,500)               -                -
                                                                ------------     ------------     ------------
        Net earnings (loss)                                          387,241       (2,713,765)      (3,324,132)

Discount and imputed dividends on preferred stock                     84,100        3,233,426        2,317,625
                                                                ------------     ------------     ------------
        Net earnings (loss) attributable to common stock        $    303,141       (5,947,191)      (5,641,757)
                                                                ============     ============     ============

Shares of common stock used in computing earnings
  (loss) per common share:
     Basic                                                        30,077,693       15,549,184        7,458,594
     Diluted                                                      32,061,546       15,549,184        7,458,594
                                                                ============     ============     ============

        Net earnings (loss) per common share:
                Basic                                           $       0.01            (0.38)           (0.76)
                Diluted                                                 0.01            (0.38)           (0.76)
                                                                ============     ============     ============


See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

          Consolidated Statements of Changes in Stockholders' Equity


                                                               Preferred stock            Common stock        Capital in
                                                        --------------------------   ---------------------    excess of
                                                            Shares       Amount       Shares      Amount      par value
                                                        -----------    ----------    ----------   --------   -----------

   Balance at June 30, 1995                                      -    $      -     7,145,200     $7,145    13,742,327

   Issuance of preferred stock for cash                      7,425           8             -          -     7,424,992
   Common stock issued for:
      Services                                                   -           -        10,000         10        31,490
      Exercise of warrants                                       -           -       546,000        546     1,967,254
      Acquisitions                                               -           -       162,343        163       608,624
      Conversion of preferred stock                           (895)         (1)      280,214        280          (279)
      Exercise of options                                        -           -       250,000        250       624,750
      Cancellation of options                                    -           -       150,000        150          (150)
   Reduction of notes for:
      Services                                                   -           -             -          -             -
      Cash                                                       -           -             -          -             -
      Acquisitions                                               -           -             -          -      (343,777)
   Increase in repayment amount of notes receivable              -           -             -          -       155,736
   Restructuring of employee stock options                       -           -             -          -       220,000
   Options issued for services                                   -           -             -          -       185,616
   Expenses of stock issuances                                   -           -             -          -      (864,532)
   Deferred compensation earned                                  -           -             -          -             -
   Net (loss)                                                    -           -             -          -             -
                                                           -------    --------    ----------   --------   -----------
   Balance at June 30, 1996                                  6,530           7     8,543,757      8,544    23,752,051

   Issuance of preferred stock for cash                     10,000          10             -          -     9,999,990
   Common stock issued for:
      Services                                                   -           -        15,000         15        45,885
      Exercise of options                                        -           -     5,076,000      5,076    12,753,791
      Exercise of warrants                                       -           -     2,116,000      2,116     6,672,844
      Preferred stock converted and redeemed               (15,430)        (16)    7,094,226      7,094    (2,714,349)
      Cancellation of options                                    -           -       750,000        750          (750)
      Retirement of debt                                         -           -       148,402        148       319,852
   Reduction of notes for:
      Cash                                                       -           -             -          -             -
      Notes receivable paid subsequent to year end               -           -             -          -             -
   Common stock to be issued in acquisition                      -           -             -          -             -
   Expenses of stock issuances                                   -           -             -          -    (1,389,995)
   Reduction in deferred compensation                            -           -             -          -             -
   Net (loss)                                                    -           -             -          -             -
                                                           -------    --------    ----------   --------   -----------
   Balance at June 30, 1997                                  1,000           1    23,743,385     23,743    49,439,319

   Common stock issued for:
      Cash                                                       -           -     5,075,182      5,075    67,658,430
      Exercise of options                                        -           -       993,005        993     3,545,432
      Exercise of warrants                                       -           -     2,185,625      2,186    15,554,689
      Acquisitions                                               -           -     4,867,030      4,867    51,441,971
      Conversion of preferred stock                         (1,100)         (1)      308,677        309          (308)
      Reduction of indebtedness                                  -           -        30,109         30       447,841
   Options issued for services                                   -           -            -           -       396,965
   Expenses of stock issuances                                   -           -            -           -    (1,912,666)
   Net earnings                                                  -           -            -           -             -
                                                           -------    --------   ----------    --------   -----------
   Balance at June 30, 1998                                      -    $      -   37,203,013    $ 37,203   186,571,673
                                                           =======    ========   ==========    ========   ===========

   See accompanying notes to consolidated financial statements.



                                                          Common stock                                     Notes
                                                          to be issued     Accumulated    Deferred    receivable from
                                                         in acquisition     (deficit)   compensation    sale of stock        Total
                                                        ---------------   ------------- ------------- ----------------      -------

   Balance at June 30, 1995                                      -      (6,387,184)    (358,640)        (671,013)         6,332,635

   Issuance of preferred stock for cash                          -               -            -                -          7,425,000
   Common stock issued for:
      Services                                                   -               -            -                -             31,500
      Exercise of warrants                                       -               -            -        (1,297,800)          670,000
      Acquisitions                                               -               -            -                -            608,787
      Conversion of preferred stock                              -               -            -                -                  -
      Exercise of options                                        -               -            -                -            625,000
      Cancellation of options                                    -               -            -                -                  -
   Reduction of notes for:
      Services                                                   -               -            -           40,499             40,499
      Cash                                                       -               -            -          580,603            580,603
      Acquisitions                                               -               -            -        1,503,447          1,159,670
   Increase in repayment amount of notes receivable              -               -            -         (155,736)                 -
   Restructuring of employee stock options                       -               -      260,000                -            480,000
   Options issued for services                                   -               -            -                -            185,616
   Expenses of stock issuances                                   -               -            -                -           (864,532)
   Deferred compensation earned                                  -               -       71,850                -             71,850
   Net (loss)                                                    -      (3,324,132)           -                -         (3,324,132)
                                                         ---------      ----------   ----------        ---------        -----------
   Balance at June 30, 1996                                      -      (9,711,316)     (26,790)               -         14,022,496

   Issuance of preferred stock for cash                          -               -            -                -         10,000,000
   Common stock issued for:
      Services                                                   -               -            -                -             45,900
      Exercise of options                                        -               -            -       (8,040,000)         4,718,867
      Exercise of warrants                                       -               -            -       (3,750,000)         2,924,960
      Preferred stock converted and redeemed                     -               -            -                -         (2,707,271)
      Cancellation of options                                    -               -            -                -                  -
      Retirement of debt                                         -               -            -                -            320,000
   Reduction of notes for:
      Cash                                                       -               -            -        1,800,000          1,800,000
      Notes receivable paid subsequent to year end               -               -            -        9,990,000          9,990,000
   Common stock to be issued in acquisition              7,950,000               -            -                -          7,950,000
   Expenses of stock issuances                                   -               -            -                -         (1,389,995)
   Reduction in deferred compensation                            -               -       26,790                -             26,790
   Net (loss)                                                    -      (2,713,765)           -                -         (2,713,765)
                                                         ---------      ----------   ----------        ---------        -----------
   Balance at June 30, 1997                              7,950,000     (12,425,081)           -                -         44,987,982

   Common stock issued for:
      Cash                                                       -               -            -                -         67,663,505
      Exercise of options                                        -               -            -                -          3,546,425
      Exercise of warrants                                       -               -            -                -         15,556,875
      Acquisitions                                      (7,950,000)              -            -                -         43,496,838
      Conversion of preferred stock                              -               -            -                -                  -
      Reduction of indebtedness                                  -               -            -                -            447,871
   Options issued for services                                   -               -            -                -            396,965
   Expenses of stock issuances                                   -               -            -                -         (1,912,666)
   Net earnings                                                  -         387,241            -                -            387,241
                                                         ---------      ----------   ----------        ---------        -----------
   Balance at June 30, 1998                                      -     (12,037,840)           -                -        174,571,036
                                                         =========      ==========   ==========        =========        ===========

                      AGRIBIOTECH, INC AND SUBSIDIARIES.

                     Consolidated Statements of Cash Flows


                                                                     Year ended          Year ended           Year ended
                                                                      June 30,             June 30,             June 30,
                                                                        1998                1997                 1996
                                                                  -----------------    -----------------    -----------------
Cash flows from operating activities:
        Net earnings (loss)                                        $    387,241          (2,713,765)          (3,324,132)
        Adjustments to reconcile net earnings (loss) to net
            cash flows from operating activities:
                Amortization                                          2,694,936             253,985              103,740
                Depreciation                                          2,043,420             902,326              475,218
                Equity in earnings of associated entity                (808,447)           (233,690)                   -
                Deferred income taxes                                (2,947,914)                  -                    -
                Common stock and options for services                   396,965              72,690              143,849
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                          (2,260,461)          1,822,905           (4,599,458)
                        Inventories                                    (706,340)          1,898,354             (796,105)
                        Other assets                                    275,784             418,751               92,862
                        Accounts payable                            (13,302,854)         (4,596,592)           1,446,661
                        Accrued liabilities                           2,937,757            (351,890)             768,930
                                                                   ------------          ----------           ----------
                   Net cash flows from operating activities         (11,289,913)         (2,526,926)          (5,688,435)
                                                                   ------------          ----------           ----------
Cash flows from investing activities:
        Additions to property, plant and equipment                   (6,930,355)         (1,073,239)            (504,395)
        Additions to intangible assets                                  (24,620)            (19,228)            (155,000)
        Distributions from associated entity                            557,500             348,095                    -
        Acquisitions                                                (66,903,637)        (25,790,301)          (5,960,585)
                                                                   ------------          ----------           ----------
                   Net cash flows from investing activities         (73,301,112)        (26,534,673)          (6,619,980)
                                                                   ------------          ----------           ----------
Cash flows from financing activities:
        Net proceeds (repayments) of short-term debt                  3,238,582          13,986,911            4,104,779
        Additions to long-term obligations                            7,559,848           1,037,717                    -
        Reductions of long-term obligations                         (12,854,332)         (1,278,265)            (696,096)
        Sale of common stock                                         67,663,505                   -                    -
        Exercise of options                                           3,546,425           4,718,867              625,000
        Exercise of warrants                                         15,556,875           2,924,960              670,000
        Sale of preferred stock                                               -          10,000,000            7,425,000
        Redemption of preferred stock                                         -          (2,707,271)                   -
        Expenses of stock issuance                                   (1,912,666)         (1,389,995)            (864,532)
        Expenses of debt issuance                                      (750,000)                  -                    -
        Restructuring of employee stock options                               -                   -              480,000
        Payments on amount due in connection with acquisition        (7,300,000)                  -                    -
        Payments received on notes receivable from
          sale of stock                                               9,990,000           1,800,000            1,663,630
                                                                   ------------          ----------           ----------
                  Net cash flows from financing activities           84,738,237          29,092,924           13,407,781
                                                                   ------------          ----------           ----------
Net increase in cash and cash equivalents                               147,212              31,325            1,099,366
Cash and cash equivalents at beginning of year                        2,553,634           2,522,309            1,422,943
                                                                   ------------          ----------           ----------
Cash and cash equivalents at end of year                             $2,700,846           2,553,634            2,522,309
                                                                   ============          ==========           ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                      Year ended          Year ended           Year ended
                                                                       June 30,             June 30,             June 30,
                                                                         1998                1997                 1996
                                                                   -----------------    -----------------    -----------------
Supplemental Cash Flow Information:
Interest paid                                                        $  4,361,808           1,536,469              364,993
                                                                     ============        ============         ============

Non cash investing and financing activities:
   Accrued costs of acquisition                                      $  1,038,000           1,167,322                    -
   Common stock issued in settlement of debt                              447,871             320,000                    -
   Common stock issued in acquisitions                                 43,496,838                   -                    -
   Common stock to be issued in acquisition                                     -           7,950,000                    -
   Debt issued in connection with acquisitions                          4,457,000                   -            1,250,000
   Increase in warrant exercise price                                           -                   -              155,736
   Receivable from exercise of options and warrants                             -          11,790,000            1,297,800
   Reduction of notes receivable for acquisitions                               -                   -            1,853,587
   Notes receivable paid subsequent to year end                                 -           9,990,000                    -
   Options granted for services                                                 -                   -              185,616
   Notes receivable from sale of stock                                          -                   -              161,023
   Discount on notes receivable from sale of stock                              -                   -              343,777
                                                                     ============        ============         ============

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                              $  1,367,211             567,566                5,641
   Accounts receivable                                                 19,767,914          11,796,067            1,949,016
   Inventories                                                         34,574,253          18,171,587            4,642,531
   Property, plant and equipment                                       25,213,535           9,821,994            5,794,703
   Intangible assets                                                   88,970,592          22,094,688              330,193
   Other assets                                                         2,448,085           1,341,835              218,390
   Accounts payable and accrued expenses                              (20,294,275)        (12,209,690)          (2,388,781)
   Long-term and short-term debt                                      (34,729,445)         (7,790,489)          (1,216,870)
   Deferred income taxes                                               (1,093,184)         (1,018,369)                   -
                                                                     ------------        ------------         ------------
         Net assets acquired                                         $116,224,686          42,775,189            9,334,823
                                                                     ============        ============         ============

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                         June 30, 1998, 1997, and 1996



1)   Corporate Organization and Acquisitions
     ---------------------------------------

     a)  Business
         --------

         AgriBioTech, Inc. ("ABT" or the "Company") is a vertically integrated agricultural seed company specializing in developing, breeding, processing, packaging and distributing varieties of forage (hay crops) and cool season turfgrass seeds. The Company also distributes corn, soybean and other seeds. Since January 1, 1995, the Company has followed a business strategy to acquire established, regionally based seed companies with proprietary products and established research, production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turfgrass sector of the seed industry.

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

         Approximately 11%, 15%, and 5% of the Company's sales for the years ended June 30, 1998, 1997, and 1996 were to customers in foreign countries.

     b)  Acquisitions
         ------------

         The Company's business strategy is to consolidate and vertically integrate the forage and turfgrass sector of the seed industry while transforming its business from being composed of primarily commodity type products to proprietary value-added products. To accomplish this, the Company has acquired a number of seed businesses since January 1, 1995. Historically, the agreements for the acquisitions involved the Company taking effective control of the acquired businesses as of a mutually agreed upon date that preceded the closing date when consideration was transferred to the sellers. Subsequent to the effective date, the businesses were operated by the sellers on behalf of and for the benefit or liability of the Company under the direct supervision and control of the Company. This enabled the Company to begin the process of integrating the acquired operations into those of the Company as of the designated effective date. For accounting purposes, the Company has included the acquired businesses in its consolidated financial statements as of such effective dates. The Company has not recognized the effects of the acquisition of a business prior to the date that the seller conveys in a written agreement effective control of the business to the Company without restrictions other than those required to protect the owners of the acquired business. At such effective date, there have been no substantive conditions or material terms of the acquisition agreement remaining to be resolved and all risks and rewards of ownership of the business pass to the Company. Due to the size of the Company and the internal focus on integration of acquired businesses, the Company has changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date, for acquired businesses not included in the Company's March 31, 1998 consolidated financial statements. Accordingly, as of April 1, 1998, the Company records acquired businesses at their closing dates.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


 Through June 30, 1998, the Company has completed the following acquisitions:


        Company                                              Acquisition Date                       Purchase Price
        -------                                              ----------------                       (In millions)
                                                                                                    ------------
        Seed Resource, Inc                                   January 1, 1995                          $ 1.1
        Scott Seed Co.                                       March 1, 1995                              1.5
        Hobart Seed Company                                  April 1, 1995                              1.7
        Sphar Seed                                           July 1, 1995                               0.3
        Halsey Seed Company                                  July 1, 1995                               1.1
        Arnold-Thomas Seed Service, Inc.                     October 1, 1995                            0.9
        Clark Seeds, Inc.                                    October 1, 1995                            2.2
        Doug Conlee Seed Company                             January 1, 1996                            0.6
        Michigan Hybrid Seed                                 June 30, 1996                              Nil
        Beachley-Hardy Seed                                  February 1, 1996                           4.1
        W-L Research, Inc. and Germain's, Inc.               September 1, 1996                         16.2
        E. F. Burlingham & Sons                              April 1, 1997                              9.6
        The Sexauer Company                                  April 1, 1997                              3.2
        Olsen Fennell Seeds, Inc.                            June 1, 1997                              15.2
        Lacrosse Seed Corporation                            July 1, 1997                               7.0
        Lofts Seed, Inc. and affiliates                      January 1, 1998                           33.1
        Seed Corporation of America and affiliates           January 1, 1998                            9.2
        Zajac Performance Seeds, Inc.                        January 1, 1998                            6.6
        Van Dyke Seed Co., Inc.                              January 1, 1998                            8.2
        Las Vegas Fertilizer Co., Inc.                       January 1, 1998                           12.4
        Discount Farm Center, Inc.                           January 24, 1998                           3.1
        Kinder Seed, Inc.                                    February 1, 1998                           3.5
        Ohio Seed Company                                    March 1, 1998                              3.8
        Peterson Seed Co., Inc.                              May 22, 1998                               6.3
        W-D Seed Growers, Inc.                               June 25, 1998                             12.1

 The net purchase price of these acquisitions was paid through approximately
 6.0 million shares of ABT common stock valued at approximately $52.9 million based on the market price of ABT's common stock when the terms of the agreements were reached with the remainder paid in cash or seller provided financing. Each acquisition was recorded using the purchase method of accounting.

 Pro forma results of operations (unaudited) assuming the above acquisitions had occurred at the beginning of the periods presented are as follows:

                                                                             Year ended June 30,
                                                                             -------------------
                                                                            1998              1997
                                                                            ----              ----
        Net sales                                                       $310,928,741       318,164,828
        Net earnings (loss)                                                2,866,546         1,693,846
        Net earnings (loss) attributable to common stock                   2,782,446         1,539,580
        Net earnings (loss) per share:
            Basic                                                               0.07             (0.06)
            Diluted                                                             0.07             (0.06)




 Subsequent to June 30, 1998, the Company has completed the following acquisitions:


        Company                                              Acquisition Date                       Purchase Price
        -------                                              ----------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                                                        (In millions)
                                                                                                        -------------
            Geo. W. Hill & Co. (KY)                              July 8, 1998                               $ 6.3
            Fine Lawn Research, Inc.                             July 8, 1998                                 2.7
            Geo. W. Hill of Indiana, Inc.                        July 10, 1998                                1.5
            J & M Seed Company                                   July 21, 1998                                3.4
            Willamette Seed Company                              August 21, 1998                             13.6
            Allied Seed Company                                  August 28, 1998                             14.0
            Oseco, Inc.                                          September 1, 1998                            4.3
            Garden West                                          September 18, 1998                           6.5

     The net purchase price of these acquisitions was paid through 340,505 shares of ABT common stock valued at approximately $5.6 million based on the market price of ABT's common stock when the terms of the agreements were reached with the remainder paid in cash or seller provided financing. Each acquisition will be recorded using the purchase method of accounting.

     Pro forma results of operations (unaudited) assuming the acquisitions completed at June 30, 1998 and those completed after that date had occurred at the beginning of the periods presented are as follows:

                                                                           Year ended June 30,
                                                                           -------------------
                                                                            1998                1997
                                                                            ----                ----
            Net sales                                                   $428,715,173        434,066,115
            Net earnings (loss)                                             (989,023)          (601,433)
            Net earnings (loss) attributable to common stock              (1,073,123)        (3,834,859)
            Net earnings (loss) per share:
                 Basic                                                         (0.03)             (0.14)
                 Diluted                                                       (0.03)             (0.14)

     In certain acquisitions, the Company has guaranteed the sellers will receive an amount equal to the value assigned to the common stock in the acquisition if the stock is sold pursuant to a schedule provided in a lock up agreement. The status of these guarantees is discussed in note 7 of Notes to Consolidated Financial Statements. In addition, the Company will receive a portion of proceeds from the sale of the Company's common stock by the former owners of certain of such acquired businesses at prices in excess of certain amounts stated in the agreements.

2) Significant Accounting Policies
   -------------------------------

   a)   Principles of Consolidation
        ---------------------------

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

   b)   Cash and Cash Equivalents
        -------------------------

        Cash equivalents consist of financial instruments with original maturities of no more than ninety days.

   c)   Inventories
        -----------

        Inventories, consisting primarily of seed and related products, are stated at the lower of cost (first-in, first-out) or market.

   d)   Property, Plant, and Equipment
        ------------------------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     Property, plant, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is determined by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment is measured by the excess of its carrying amount over its fair value.

e)   Intangible Assets
     -----------------

     Intangible assets are stated at cost and primarily consist of goodwill and covenants not to compete related to the Company's seed business. Goodwill is amortized using the straight-line method over the expected benefit period of up to 40 years with a weighted average of 30.5 years at June 30, 1998 and 31.5 years at June 30, 1997. Covenants not to compete are amortized using the straight-line method over the lives of agreements, ranging from 3 to 8 years. The recoverability of intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of goodwill and measures any impairment by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future cash flows from the acquired business.

f)   Investment in Associated Entity
     -------------------------------

     The Company records its 50% investment in SeedBiotics, L.L.C., acquired effective September 1, 1996, using the equity method of accounting and records its share of the associated entity's income or loss as other income or expense. A summary of financial information for SeedBiotics, LLC is as follows:

                                                                         June 30,
                                                                         --------
                                                                   1998             1997
                                                                   ----             ----
     Assets
           Current assets                                      $  705,080           163,623
           Fixed assets                                         1,350,677         1,139,147
           Other assets                                             2,288             3,204
                                                               ----------         ---------
                        Total assets                           $2,058,045         1,305,974
                                                               ==========         =========

     Liabilities and Members Equity
           Current liabilities                                 $  425,825           128,417
           Long-term liabilities                                        -             1,232
           Equity                                               1,632,220         1,176,325
                                                               ----------         ---------
                        Total liabilities and equity           $2,058,045         1,305,974
                                                               ==========         =========

                                                                  Year ended June 30,
                                                                  -------------------
                                                                 1998              1997
                                                                 ----              ----
     Net sales                                                $4,236,467       1,970,316
     Cost of sales                                             1,778,634       1,017,216
                                                              ----------       ---------
          Gross profit                                         2,457,833         953,100
     Operating expenses                                          842,281         484,634
     Other income (expense)                                        1,344          (1,086)
                                                              ----------       ---------
          Net earnings                                        $1,616,896         467,380
                                                              ==========       =========

g)   Income Taxes
     ------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     Income taxes are provided under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires that
                       ---------------------------
     deferred income taxes be provided on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using the asset and liability method. Under this method, deferred income taxes are computed based on the enacted tax rates scheduled to be in effect when such differences reverse.

h)   Revenue Recognition
     -------------------

     The Company recognizes revenue when product is shipped to customers and title passes. Revenue is reduced by a reserve for estimated returns.

i)   Research and Development Costs
     ------------------------------

     Research and development costs are expensed as incurred and aggregated $2,271,466, $1,170,703, and $59,836 in the years ended June 30, 1998, 1997, and 1996, respectively.

j)   Employee Stock Options
     ----------------------

     Under Accounting Principles Board Opinion No. 25, the Company does not record compensation for stock options granted to employees unless the exercise price is less than the quoted market price of the Company's common stock at the measurement date. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123 which allows the Company to continue its present policy or, alternatively, to record a compensation element for stock options granted to employees on the "fair value based method" which generally uses a modeling technique to calculate the fair value of options issued. The Company has elected to continue its present method of accounting for employee stock options. Had the Company adopted the alternative method provided by SFAS No. 123, the net earnings (loss), net earnings (loss) attributable to common stock, net earnings (loss) per share basic, and net earnings (loss) per share - diluted would have been $(392,213), $(476,313), $(0.02), and $(0.02) for the year ended June 30,
     1998, ($3,603,236), ($6,836,662), ($0.44) and ($0.44) for the year ended
     June 30, 1997, and ($3,561,625), ($5,879,250), ($0.79), and ($0.79) for the
     year ended June 30, 1996. The weighted-average grant-date fair value of options granted was $14,706,256 in the year ended June 30, 1998, $644,035 in the year ended June 30, 1997, and $5,288,928 in the year ended June 30, 1996. Such computations were made using the Black-Scholes modeling technique. The modeling technique requires the utilization of assumptions, the weighted-average of which for the years ended June 30, 1998, 1997, and 1996 were 5.9%, 5.8%, and 5.7% for risk-free interest rate; 2.9 years, 2.2 years, and 3.0 years for expected life; 55%, 37%, and 47% for expected volatility; and 0%, 0%, and 0% for expected dividends.

k)   Earnings/ (Loss) Per Common Share
     ---------------------------------

     For all periods presented, the Company has applied SFAS No. 128, Earnings Per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share. The Company is required to make a dual presentation on the face of the income statement of "basic" earnings per share, based on the average number of common shares outstanding during each period without any dilution, and "diluted" earnings per share, reflecting all dilution from contingently issuable securities.

     For the year ended June 30, 1998, net earnings attributable to common stock was used to compute basic earnings per share and discount and imputed dividends on preferred stock were added back to such amount to compute diluted earnings per share. The components of shares of common stock used in computing earnings per share were as follows:


          Basic (weighted average shares outstanding)                       30,077,693
          Options and warrants                                               1,737,394
          Convertible preferred stock                                          246,459
                                                                            ----------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                  Diluted                               32,061,546
                                                        ==========

     The above table does not reflect anti-dilutive options to purchase 1,575,449 shares of common stock and anti-dilutive warrants to purchase 586,500 shares of common stock that were outstanding at June 30, 1998. Due to losses in the years ended June 30, 1997 and 1996, all contingently issuable shares, consisting of options, warrants, and convertible preferred stock, are anti-dilutive and have been excluded for those periods.

l)   Recently Adopted Accounting Standards
     -------------------------------------

     The FASB has issued SFAS No. 130 effective for years beginning after December 15, 1997, which requires all changes in the equity of an enterprise to be reported as total comprehensive income, except those resulting from investments by owners and distributions to owners. The Company has not had significant items in the past which would have been impacted by SFAS No. 130. SFAS No. 130 will have no impact on the Company's financial position, results of operation, or cash flows and any effects will be limited to supplemental disclosure.

     The FASB has issued SFAS No. 131 effective for years beginning after December 15, 1997 which requires the presentation of certain information about an enterprise's operating segments, products and services, geographic
     areas of operation, and major customers.   The Company has not completed
     its analysis of SFAS No. 131 or the impacts, if any, on its financial statements.

     In March 1998, Statement of Position (SOP) 98-1, Accounting for the Costs
                                                      ------------------------
     of Computer Software Developed or Obtained for Internal Use, was issued.
     ------------------------------------------------------------
     The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and is to be applied on a prospective basis. The Company's current practice is materially consistent with the SOP.

m)   Reclassification
     ----------------

     Certain amounts in the prior year financial statements have been reclassified to be comparable to the current year presentation.

3)   Property, Plant, and Equipment
     ------------------------------

     A summary of property, plant, and equipment is as follows:

                                                           Useful Lives                 June 30,
                                                           ------------                 --------
                                                                                     1998            1997
                                                                                     ----            ----
                 Land                                          -                 $ 7,968,555       3,753,400
                 Buildings                               12 to 40 years           24,511,420       8,540,058
                 Equipment                               1 to 25 years            18,740,672       7,001,782
                                                                                 -----------      ----------
                      Total property, plant, and
                           equipment                                              51,220,647      19,295,240
                 Less accumulated depreciation                                     3,256,125       1,431,188
                                                                                 -----------      ----------
                      Property, plant, and equipment,
                           net                                                   $47,964,522      17,864,052
                                                                                 ===========      ==========

4)   Intangible Assets
     -----------------

        Intangible assets  consist of:

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                                                                                June 30,
                                                                                                --------
                                                                                       1998                 1997
                                                                                       ----                 ----
          Goodwill                                                                 $101,449,406          20,877,101
          Covenants not to compete                                                   10,472,550           1,666,875
          Other                                                                          -                  302,200
                                                                                    -----------          ----------
               Total intangible assets                                              111,921,956          22,846,176
          Less accumulated amortization                                               2,039,141             301,637
                                                                                   ------------          ----------
               Intangible assets, net                                              $109,882,815          22,544,539
                                                                                   ============          ==========

5)      Long-Term Obligations
        ---------------------

        A summary of long-term obligations is as follows:

                                                                                                June 30,
                                                                                                --------
                                                                                       1998                 1997
                                                                                       ----                 ----
          Notes and mortgages payable; repayable in principal
              payments of $1,347,872 annually plus interest at
              7.9% to 10%; secured by property, plant and                          $  9,495,300           2,245,631
              equipment
          Unsecured notes payable                                                     1,120,449             232,456
          Covenants not to compete                                                    3,041,250             517,917
          Deferred Compensation                                                         283,333             255,128
          Other                                                                         340,536             473,247
                                                                                    -----------           ---------
              Total long-term obligations                                            14,280,868           3,724,379
          Less current installments                                                   3,251,846           1,056,770
                                                                                    -----------           ---------
              Long-term obligations, excluding current
                 installments                                                       $11,029,022           2,667,609
                                                                                    ===========           =========

  Required principal payments are as follows:


                           Year ending June 30,                                          Amount
                           --------------------                                          ------
                                   1999                                                  $3,251,846
                                   2000                                                   1,915,375
                                   2001                                                   1,859,819
                                   2002                                                   1,513,670
                                   2003                                                   1,440,272

6)   Short-Term Debt
     ---------------

     The Company has a credit facility with BankAmerica Business Credit, Inc. and certain other financial institutions that includes a $100 million revolving line of credit, of which approximately $50.0 million was outstanding at June 30, 1998, including items in process of collection. The amount available under the revolving line of credit is limited to the sum of 85 percent of the Company's eligible receivables less than 60 days past due and 65 percent of eligible inventory and is secured by substantially all of the Company's assets, except fixed assets and real estate. The Company can borrow up to the maximum amount under the line of credit, subject to the limitations of the borrowing base and compliance with certain covenants. All proceeds realized from inventory and receivables are used to repay amounts outstanding under the revolving line of credit. Accordingly, the revolving line of credit is classified as a current liability although it matures in June 2001. Interest on the revolving line of credit is at the Bank of America's reference rate plus 1.125 percent (9.625% at June 30, 1998) or the LIBOR rate plus 2.375 percent (8.0% at June 30, 1998), at the Company's option. All borrowings at June 30, 1998 were at the reference rate. In addition, the Company pays a commitment fee

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


     of 0.25 percent of the unused line of credit. Initially borrowings under the revolving line of credit were used to pay off amounts under three separate short-term credit facilities and certain items of term debt. The average interest rate on short-term debt outstanding at June 30, 1997 was 9.0%. On August 14, 1998, the Company and BankAmerica Business Credit amended the revolving line of credit to provide for borrowings of $15 million in excess of amounts allowed under the borrowing base computation. This additional borrowing carries a fixed interest rate of 18 percent and expires on December 31, 1998. At September 28, 1998, approximately $86.0 million was outstanding and $14 million was available under the revolving line of credit.

     On July 3, 1998, the Company entered into a bridge loan agreement in the amount of $15 million with Deutsche Bank, AG. The loan is unsecured and matures on January 4, 1999. At the Company's option, interest on the loan is at Deutsche Bank's base rate or LIBOR rate plus 3.50 percent prior to September 7, 1998, 5.50 percent above such rates from then to November 7, 1998 and 7.50% above such rates thereafter. At September 28, 1998, the entire $15 million was outstanding.

     The Company is in compliance with its debt agreements or has obtained waivers of instances of non-compliance.

7)   Capital Stock
     -------------

     To fund the acquisitions described above and to finance operations to date, the Company has entered into numerous arrangements to raise equity capital. Prior to July 1, 1995, the Company issued warrants to purchase the Company's common stock as part of a private placement of the Company's common stock for cash. The "Class A Warrant" entitled the holder to obtain one share of ABT's common stock and a warrant (the "Class B Warrant") upon payment of the exercise price of $3.50 through January 17, 1996. The Class B Warrant entitled the holder to obtain one share of ABT's common stock and a warrant (the "Class C Warrant") upon the payment of the exercise price of $5.00 through January 17, 1997. The Class C Warrant entitled the holder to obtain one share of ABT's common stock upon payment of the exercise price of $7.50 through January 17, 1998. The Company also issued Class A Warrants to a consultant for assistance with investor relations, strategic planning, funding plans, and other corporate activities. The terms of the warrants gave the Company the discretion to lower the exercise price, extend the expiration date, call the warrants even when the exercise price was below the current market price, and to arrange for stand-by purchasers in the event holders did not exercise the warrants.

     To accelerate the raising of capital, the Company reduced the exercise price of certain of its warrants at various times. In addition, the Company allowed certain warrants to be exercised through promissory notes that were transferable and non-interest bearing. The common stock underlying the exercise of these warrants was held in escrow by the Company until the promissory notes were paid. All of the Class A, Class B, and Class C Warrants were exercised prior to their expiration.

     A summary of activity in the Company's warrants is as follows:

                                                                     Year ended June 30
                                                                     ------------------
                                                            1998              1997             1996
                                                            ----              ----             ----
          Outstanding at beginning of year               2,185,625          2,685,625       2,500,000
          Issued                                           586,500          1,616,000         731,625
          Exercised                                      2,185,625          2,116,000         546,000
                                                         ---------          ---------       ---------
          Outstanding at end of year                       586,500          2,185,625       2,685,625
                                                         =========          =========       =========

     The warrants outstanding at June 30, 1998 are exercisable through May 12, 2001 to purchase one share of the Company's common stock at $17.50. The Company can force the warrants to be converted into common stock if the closing sale price of the Company's common stock exceeds $25.00 for 15 consecutive trading days.

     In April 1996, the Company completed a private placement of convertible preferred stock and issued 7,425 shares of Series B Convertible Preferred Stock. The Company received cash proceeds, after commissions, of $6,608,250 from the issuance of the Series B Convertible Preferred Stock. The placement agent in this transaction received warrants to purchase 185,625 shares of the Company's common stock at $3.00 per share. In September 1996, the Company completed a private placement of 10,000 shares of Series C

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  Convertible Preferred Stock at $1,000 per share, receiving gross proceeds of $10,000,000. The Company paid commissions and selling expenses of 13% of the gross proceeds. These series of preferred stock (collectively, the "Preferred Stock") were not entitled to dividends and were not mandatorily redeemable by the Company. The Preferred Stock was convertible into shares of common stock equal to the original amount of issuance plus a premium, divided by a conversion price that was the lesser of 80 percent of the average closing bid price for the Company's common stock for the five days prior to conversion or a set amount. In the event of a conversion when the average closing bid price of the Company's common stock was lower than a stated amount, the Company had the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. At June 30, 1998, all of the Preferred Stock had been converted into common stock or redeemed.

  When the Company issued the Preferred Stock, the Company determined the economic substance of the Preferred Stock was equivalent to common stock. This conclusion was reached because the documents authorizing the Preferred Stock provide that the holders of the Preferred Stock are not entitled to receive dividends, the Company has no requirements to make any cash payments with respect to the Preferred Stock, and the ultimate satisfaction of the Preferred Stock would be through conversion into common stock, either by the election of the holders or automatically at the future date provided by the underlying documents. Accordingly, the Company did not reflect any accounting consequences of the conversion features of the Preferred Stock or account for dividends on the Preferred Stock. In March 1997, an announcement was made at a meeting of the FASB's Emerging Issues Task Force (Topic No. D-60) setting forth the position of the staff of the Securities and Exchange Commission (the "Staff") regarding securities containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. The Staff stated that an allocation of the proceeds from the issuance of the securities should be made to the conversion feature and the resulting discount is analogous to a dividend that should be recognized as a return to the holders of the securities over the period between issuance and when the securities first become convertible. The Staff's position is reflected in the accompanying financial statements. The discounts and imputed dividends were attributed to capital in excess of par value and, therefore, resulted in no change in stockholders' equity.

  On January 5, 1996, the Company entered into an eighteen-month consulting agreement to assist the Company with investor communications and relations.
  In consideration of the agreement, the Company granted the consultant a five-year option to purchase 2,000,000 shares of the Company's common stock exercisable at $1.81 per share, which equaled the market price at the grant date. The Company determined that the value of the investor communications and relations services to be received under this agreement was $108,000, which was amortized over the term of the agreement. In August 1996, the Company entered into another agreement with the consultant under which the consultant surrendered rights to 1,550,000 of the options. In exchange, the Company issued 750,000 shares of its restricted common stock to the consultant. The options surrendered by the consultant were transferable by their original terms and were assigned to persons, primarily stockholders of the Company, whom the Company believed would exercise them and provide capital to the Company. At the time of this arrangement, the market price of the Company's common stock exceeded the exercise price of the options. The difference between the market price and the exercise price, deemed to be a preferential dividend to these stockholders for accounting purposes, aggregated approximately $1.8 million. However, since the Company had no retained earnings, such amount would be charged to capital in excess of par value and would be offset by a deemed contribution to capital in excess of par value resulting in no change in stockholders' equity. All of these options have been exercised.

  In March 1996, the Company entered into a bridge financing agreement, pending the completion of the Series B Convertible Preferred Stock issuance described above, under which the Company borrowed $1,000,000 from an individual, who was also a stockholder of the Company. The loan was repaid from the proceeds of the Series B Convertible Preferred Stock offering. Under the agreement, interest was paid on the loan at 9 percent per annum and the lender was granted a five-year option to purchase 500,000 shares of the Company's common stock exercisable at $2.50 per share, which equaled the market price at the

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

  grant date. The Company has imputed $27,616 of additional interest expense under this agreement to reflect the relative risk undertaken by the lender.
  In addition, the Company granted a five year option to purchase 250,000 shares of the Company's common stock exercisable at $2.50 per share to the agent for the lender, who was also a consultant to the Company. The Company determined that the compensation attributable to the agent's services was $50,000, which was amortized over the term of the loan agreement. In June 1996, the Company entered into an additional agreement with the holders of these options under which the holders surrendered the 750,000 options in exchange for being issued 225,000 shares of common stock, the fair value of which approximated the fair value of the options at such date. Of these options, 500,000 were cancelled and 250,000 were transferred to an unrelated party who received 175,000 shares of common stock upon exercise of these options for cash of $625,000 and the relinquishment of 150,000 Class B Warrants, which were exercisable at $5.00 per share. The value of the common stock received by such unrelated party equaled the $625,000 paid in cash. No expense was recorded in connection with these transactions since they were exchanges of equity instruments of equal value.

  The Company has (1) an Employee Stock Option Plan (the "ESOP") under which options for the purchase of up to 3,600,000 shares of common stock may be granted to qualified employees, officers and directors, employees of subsidiaries, independent contractors, consultants, and other individuals and
  (2) an Employee Stock Bonus Plan under which up to 400,000 shares of common stock may be issued to qualified full-time employees. The ESOP is administered by a committee of non-employee members of the Company's Board of Directors, who have complete discretion to select the optionee and the terms and conditions of each option. The exercise price of the options cannot be less than the fair market value of the Company's common stock on the date of grant and options may not be exercised more than ten years from the date of grant. At June 30, 1998, the Company had outstanding options under the ESOP for the purchase of 1,559,579 shares of common stock at prices ranging from $2.00 to $27.688 per share, of which 595,670 were exercisable. No shares have been issued under the Employee Stock Bonus Plan.

  The Company has also granted options outside of the ESOP for the purchase of the Company's common stock to officers and key employees of the Company, including those of acquired businesses. These options are exercisable at prices ranging from $2.00 to $25.625 and expire five to ten years from the date of grant. The options become exercisable over periods of three to five years. Options for 6,116,116 shares were outstanding at June 30, 1998 of which 2,892,367 were exercisable.

  Following is a summary of activity in the Company's options for employees and directors:

                                                                       Year Ended June 30,
                                                                       -------------------
                                                    1998                       1997                      1996
                                             ------------------        ------------------        --------------------
                                             Weighted-                 Weighted-                 Weighted-
                                             average                   average                   average
                                             exercise                  exercise                  exercise
                                             price      Number         price      Number         price        Number
                                             ------     -----          -----      ------         -----        ------
Outstanding at
     beginning of year                       $ 2.70   3,948,600        $2.63    5,751,500         $  -         -
Issued                                        11.41   4,774,113         3.54    1,467,400          2.63     5,751,500
Exercised                                      3.85    (843,005)        2.93   (3,226,000)           -         -
Forfeited                                      6.57    (204,013)        3.75      (44,300)           -         -
                                             ------   ---------        -----   ----------         ------    ---------
Outstanding at end of
     Year                                    $ 7.85   7,675,695        $2.70    3,948,600         $2.63     5,751,500
                                             ======   =========        =====   ==========         =====     =========
Exercisable at end of
     Year                                    $ 4.73   3,488,037        $2.28    2,810,200         $2.59     5,590,500
                                             ======   =========        =====   ==========         =====     =========

  The following summarizes certain information regarding stock options outstanding at June 30, 1998:

                 Total                           Exercisable
         -----------------------             -------------------

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


                                                                         Weighted-
                                                     Weighted-            average           Weighted-
                                                      average            remaining           Average
 Exercise                                             exercise          contractual          Exercise
  price                          Number                Price           life (years)           Price              Number
  -----                          ------                -----           -----------            -----              ------
$2.00 to $2.12                  2,275,000             $ 2.06                7.6              $ 2.07           2,175,000
$2.13 to $5.00                  1,108,916               3.91                5.1                3.96             569,684
$5.01 to $8.00                  1,018,930               5.92                4.3                6.09              57,997
$8.01 to $11.00                   846,400               9.12                4.5                8.80             215,033
$11.01 to $14.00                  875,100              12.45                4.6               12.65             157,283
$14.01 to $17.00                  952,256              15.02                4.8               15.00             184,047
$17.01 to $27.688                 599,093              20.50                4.7               21.25             128,993
                                ---------             ------                ---              ------           ---------
    Total                       7,675,695             $ 7.85                5.5              $ 4.73           3,488,037
                                =========             ======                ===              ======           =========


  In connection with acquisitions where the previous owners received ABT common stock as part of the purchase price, such stock is subject to "lock-up agreements" which limit the amount of common stock that the previous owners of these entities can sell within specified time periods. In addition, the Company guaranteed the proceeds to be received by the previous owners of certain of these entities from the sale of the common stock if sold in accordance with the lock-up agreements. The Company has not been required to make any payments under these guarantees. At June 30, 1998, the Company had guaranteed proceeds to the previous owners aggregating $6.4 million from the sale of 616,249 shares of ABT common stock through June 30, 1999. At September 28, 1998, by the stated terms of the agreements, such guaranteed proceeds has been reduced to $4.4 million from the sale of 450,449 shares. In addition, the Company has guaranteed that the owners of certain acquisitions completed subsequent to June 30, 1998 will receive proceeds of $3.5 million from the sale of 221,150 shares of the Company's common stock issued in such acquisition if sold through June 30, 2000 pursuant to the respective lock-up agreements. To secure the Company's guarantee, the previous owners have a lien on certain items of property, plant, and equipment of the acquired businesses, subordinated to existing mortgage financing. Any difference between the guaranteed proceeds and the proceeds received by the previous owners will be paid in cash by the Company

  The closing price for the Company's common stock on September 28, 1998 was $11.75 per share and the range of closing prices has been as follows:

                                                                            High                         Low
                                                                            ----                         ---
                      July 1, 1995 - June 30, 1996                        $ 5.4375                      1.625
                      July 1, 1996 - June 30, 1997                          6.9375                     2.0625
                      July 1, 1997 - June 30, 1998                           29.00                    6.03125
                      July 1, 1998  September 28, 1998                       25.75                      8.125

  In August 1998, the Company sold 1,752,820 shares of common stock and 886,410 warrants for an aggregate of $17,438,649. Each warrant is exercisable through August 27, 2001 to purchase one share of the Company's common stock at $12.00. The Company can force the warrants to be converted into common stock if the closing sale price of the Company's common stock equals or exceeds $19.50 per share for 20 out of any 30 consecutive trading days.

8)  Commitments
    -----------

    The Company contracts with growers to produce a substantial portion of its proprietary seed requirements, which the Company would be obligated to purchase upon delivery by the growers. These contracts are typically for one to four growing seasons and are generally renewed or replaced with other growers.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

     The Company rents office space, land, warehouse space, vehicle, and equipment under agreements expiring through the year 2000. Total rent expense was approximately $1.3 million, $0.3 million, and $0.2 million for the years ended June 30, 1998, 1997 and 1996. Rent commitments under agreements longer than one year as of June 30, 1998 are as follows:


                Year ending June 30,
                --------------------
                        1999                           $2,207,268
                        2000                            1,379,847
                        2001                              997,862
                        2002                              712,590
                        2003                              541,604

     To meet the information systems requirements necessitated by the large number of acquisitions, the Company has contracted for the hardware, software and consulting services to implement an "enterprise resource planning" system for all of the Company's operations. This system is designed to be compliant with reaching the year 2000. The Company estimates the total cost of this project, including internal costs, will not exceed $6 million, of which approximately $1 million has been incurred as of June 30, 1998.

9)   Income Taxes
     ------------

     The Company reported no income tax expense or benefit for the years ended June 30, 1997 and 1996 due to operating losses in those periods and, as required by SFAS No. 109, the deferred tax assets generated by those operating losses being fully offset by a valuation allowance since, at that time, the Company was unable to conclude it was more likely than not that the deferred tax assets will be realized. The provision for income tax attributable to operations for the year ended June 30, 1998 consists of the following:


                                                                   Year ended
                                                                  June 30, 1998
                                                                  -------------
                 Current tax expense:
                   Federal                                        $       -
                   State                                               40,414
                                                                  -----------
                    Total current tax expense                          40,414
                                                                  -----------

                 Deferred tax expense:
                   Federal                                         (2,708,891)
                   State                                             (239,023)
                                                                  -----------
                 Total deferred tax expense (benefit)              (2,947,914)
                                                                  -----------
                 Total income tax expense (benefit)               $(2,907,500)
                                                                  ===========

  The principal elements causing the Company's income tax provision to differ from the expected federal statutory rate of 34% were as follows:


                                                                                Year ended June 30
                                                                                ---------- -------
                                                                    1998                 1997                     1996
                                                                    ----                 ----                     ----
          Expected income tax based on statutory rate          $  (856,888)             (922,680)              (1,130,205)
          Effect of valuation allowance                         (2,356,203)              949,241                1,098,000
          Amortization of goodwill                                 256,900                     -                        -
          State income taxes, net of federal benefit                (4,991)              (53,733)                       -
          Other                                                     53,682                27,172                   32,205
                                                               -----------              --------               ----------
          Total income tax expense (benefit)                   $(2,907,500)                    -                        -
                                                               ===========              ========               ==========

  Deferred tax liabilities and assets as of June 30, 1998 and 1997 relate to the following:


                                                                                    June 30,
                                                                                    --------
                                                                              1998            1997
                                                                              ----            ----
          Deferred tax liabilities:
            Property, plant and equipment                                 $(4,508,960)      (665,866)
            Other                                                            (478,453)      (644,718)
                                                                          -----------    -----------
                         Total deferred tax liabilities                    (4,987,413)    (1,310,584)
                                                                          -----------    -----------
          Deferred tax assets:
            Net operating loss carryforwards from operations                3,415,910      2,969,241
            Net operating loss carryforwards from stock options             3,415,311         -
            Inventory capitalization                                          718,283         -
            Allowance for doubtful accounts                                   566,746        102,148
            Inventory obsolescence                                            408,782        246,646
            Other                                                             714,054        265,004
                                                                          -----------     ----------
                         Total gross deferred tax assets                    9,239,086      3,583,039
            Less valuation allowance                                        3,415,311      3,290,824
                                                                          -----------     ----------

                         Net deferred tax assets                            5,823,775        292,215
                                                                          -----------     ----------
                 Net deferred tax assets (liabilities)                    $   836,632     (1,018,369)
                                                                          ===========     ==========

  SFAS No. 109 provides that deferred taxes should be determined by first identifying types and amounts of existing temporary differences, the nature and amount of each type of operating loss carryforward, and the remaining length of the carryforward period. Total deferred tax liabilities and deferred tax assets are then measured by applying the enacted tax rate to the existing differences. In addition, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Accordingly, the valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. A change in judgment about the realizability of the related deferred tax asset in future years ordinarily shall be included in income from operations. Future realization of the tax benefit of an existing deductible temporary difference or carryforward depends on the existence of sufficient taxable income within the period of reversal or the carryforward period available under the tax law and/or future reversals of existing deferred tax liabilities. The reversal of existing deferred tax liabilities, including tax planning strategies applied to the timing of the reversals, will be available to offset all but approximately $0.8 million of the deferred tax assets prior to the expiration of loss carryforwards, for which the Company will need to generate approximately
  $2.2 million over the next 15 years from future taxable income exclusive of reversing temporary differences to fully realize the Company's deferred tax assets related to operations at June 30, 1998.

  The Company's business objective is to consolidate the forage and turfgrass sector of the seed industry and to then transform this sector from a low margin, commodity oriented business to a high margin, proprietary, value-added business, so that the Company is the partner of choice through which biotechnology will be introduced into this sector. The Company has undertaken an aggressive acquisition strategy to gain the critical mass necessary to achieve this objective. Consistent with the expected trends of a strategy which initially requires the building of infrastructure at the expense of revenue growth, the Company has always anticipated losses for both financial reporting and income tax purposes in the early years of implementing its strategy, with such losses decreasing over time toward becoming both profitable and taxable. The Company reported book losses of approximately $3.3 million and $2.7 million for 1996 and 1997, respectively. The tax losses from operations reported for 1996, 1997, and 1998 were approximately $2.6 million, $1.8 million, and $1.1, million respectively. Through the year ended June 30, 1997, the Company could not conclude that it was more likely than not it would realize the deferred tax assets and had established a valuation allowance for its deferred tax assets. Through the quarter ended March 31, 1998, the Company reported approximately $1.4 million of year-to-date book income before taxes, and forecast increasing future profits based on the assumptions of increased revenue growth, synergies to occur from the integration of acquired companies, and reduced product costs to be obtained through vertical integration. Based on this current performance and projections, the Company concluded it was more likely than not that the deferred tax assets would be realized, and removed the valuation allowance, resulting in an income tax benefit of approximately $2.9 million in the quarter ended March 31, 1998.

  For income tax purposes, the Company receives a deduction for the difference between the exercise price of certain stock options and the market price of the Company's common stock at the date of exercise, even though there is no compensation recorded for financial reporting purposes. During the year ended June 30, 1998, the Company received approximately $9.2 million of such tax deductions. Pursuant to APB Opinion No. 25 and SFAS No. 109, the tax benefits resulting from the exercise of such options is to be recognized as a credit directly to equity. The deferred tax asset for the year ended June 30, 1998, attributable to the tax deductions from stock option exercises was $3,415,311. The tax benefits from the realization of the loss carryforwards related to the stock options will be the last benefits of the carryforwards recognized for financial reporting purposes. The Company was not able to conclude that it is more likely than not it will realize the deferred tax asset pertaining to this loss carryforward, resulting in the Company establishing a valuation allowance of $3,415,311 for the deferred tax asset from this loss carryforward. When the deferred tax asset relating to the loss carryforward from stock option deductions is realized, those benefits will be credited directly to equity, and will not be reflected in the Company's statement of operations. In addition, unexpected events occurring in the fourth quarter resulted in an overall book loss before taxes for the year ended June 30, 1998, resulting in the Company establishing a valuation allowance of $591,711.

  Further, in accordance with SFAS No. 109, the valuation allowance was adjusted during the current year pursuant to the interrelationship of deferred tax calculations and applying the purchase method of accounting for acquired businesses. Under SFAS No. 109, the deferred tax consequence of an acquisition is measured as the difference between the acquiror's net deferred tax asset or liability just prior to the acquisition and the combined entity's net deferred tax asset or liability just after the acquisition. During the current year, the Company reduced the valuation allowance by $934,621 as a result of deferred tax calculations pursuant to acquisitions. The offset of this entry was a reduction in goodwill of the respective acquired companies.

  The adjustments to the valuation allowance described above resulted in a net increase to the valuation allowance for the year of $124,487. A summary of the valuation allowance adjustments is provided below.


            Valuation allowance at June 30, 1997                                               $ 3,290,824
            Increase from losses related to stock options                                        3,415,311
            Increase from losses on current year activity                                          591,711
            Reduction for expected realization of future benefits                               (2,947,914)
            Reduction pursuant to deferred tax calculation on acquisitions                        (934,621)
                                                                                               -----------
            Valuation allowance at June 30, 1998                                               $ 3,415,311
                                                                                               ===========

  The Company has reported operating losses for income tax purposes. The utilization of losses that originated prior to June 30, 1992 are limited in each year to an amount equal to the Federal long-term tax exempt interest rate times the entity's market value at the time of change in ownership. The Company believes that the effect of these limitations will be to limit the utilization of pre-1993 net operating loss carryforwards to approximately $25,000 annually through the year 2007. The Company also has reported approximately $795,000 of additional net operating loss carryforwards from a company acquired during the year ended June 30, 1998 that will only be available to offset future income generated by such acquired company. The net operating losses, including the losses acquired, expire, if unused, as follows:

                                               Loss from               Loss from                   Total
          Year ending June 30                  Operations              Stock Options            Carryforward
          -------------------                  ----------              -------------            ------------
               2001 - 2006                     $  350,000                     -                      350,000
               2007                               514,888                     -                      514,888
               2008                               443,691                     -                      443,691
               2009                               932,712                     -                      932,712
               2010                             1,354,706                     -                    1,354,706
               2011                             2,678,019                     -                    2,678,019
               2012                             1,834,113                     -                    1,834,113
               2013                             1,124,059                  9,230,571              10,354,630
                                               ----------                 ----------              ----------
  Total                                        $9,232,188                  9,230,571              18,462,759
                                               ==========                 ==========              ==========


10)  Retirement Plan
     ---------------

     The Company has a defined contribution plan which covers all employees. Eligible employees may contribute up to 30 percent of their annual compensation, not to exceed the statutory maximum. The Company may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in the Company's contributions for each year of service after the first year. The Company made a contribution of $98,864, none, and none for the years ended June 30, 1998, 1997, and 1996.

11)  Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and short-term debt approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term obligations based on the present value of the cash flows from those obligations was approximately $13.2 million at June 30, 1998 using an assumed interest rate of 8.5%, and $3.7 million at June 30, 1997 using an assumed interest rate of 8.5%.

                                                                     Schedule II


                               AgriBioTech, Inc.
                       Valuation and Qualifying Accounts


                                                                                      Additions
                                                                           ------------------------------
                                                              Beginning         Acquired        Bad Debt                  Ending
            Description                                        Balance       In Acquisition     Expense    Write-Offs    Balance
            -----------                                        -------       --------------     -------    ----------    -------
Allowance for Doubtful Accounts for the Year Ended:
--------------------------------------------------
            June 30, 1998                                     $ 729,352           1,522,827     298,394       373,131    2,177,442
            June 30, 1997                                       104,773             548,160     208,196       131,777      729,352
            June 30, 1996                                        46,661              33,830      33,151         8,869      104,773