Form 10-Q
period 1998-09-30
AGRIBIOTECH INC
filed 1998-11-20
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.



     Commission file number          0-19352
                            ---------------------------


                               AGRIBIOTECH, INC.
            (Exact name of registrant as specified in its charter)

               Nevada                                     85-0325742
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


               120 Corporate Park Drive, Henderson, Nevada 89014
                   (Address of principal executive offices)

                                (702) 566-2440
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO______.
                                              ----

     As of November 19, 1998, the registrant had 39,992,510 shares of Common Stock, par value $.001 per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS



                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                                    ASSETS

                                                                                           September 30,               June 30,
                                                                                               1998                     1998
                                                                                         -------------------     -------------------

Current assets:
      Cash and cash equivalents                                                                  $ 1,122,560              2,700,846
      Accounts receivable, less allowance for doubtful accounts of
          $2,900,195 at September 30, 1998 and $2,177,442 at June 30, 1998                        74,802,573             39,503,262
      Inventories                                                                                 81,786,992             58,609,554
      Deferred income taxes                                                                        1,445,088              1,339,709
      Other                                                                                       13,429,906              1,673,903
                                                                                         -------------------     -------------------

                      Total current assets                                                       172,587,119            103,827,274

Property, plant and equipment, net                                                                61,278,908             47,964,522

Intangible assets, net of accumulated amortization                                               149,578,756            109,882,815

Investment in associated entity                                                                      856,882                818,182

Other assets                                                                                       1,336,977              2,038,115
                                                                                         -------------------     -------------------

                      Total assets                                                             $ 385,638,642            264,530,908
                                                                                          ==================     ===================


See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          September 30,               June 30,
                                                                                               1998                     1998
                                                                                         -------------------     -------------------

Current liabilities:
      Revolving line of credit                                                                  $ 87,480,921             49,984,124
      Other short-term debt                                                                       17,319,726                345,490
      Current installments of long-term obligations                                                3,544,153              3,251,846
      Accounts payable                                                                            48,027,622             13,594,285
      Accrued liabilities                                                                         11,819,546             11,251,757
                                                                                         -------------------     -------------------

                      Total current liabilities                                                  168,191,968             78,427,502

Long-term obligations, excluding current installments                                             16,114,520             11,029,022
Deferred income taxes                                                                              2,665,050                503,348
                                                                                         -------------------     -------------------

                      Total liabilities                                                          186,971,538             89,959,872
                                                                                         -------------------     -------------------

Stockholders' equity:
        Preferred stock, $.001 par value; authorized 10,000,000
          shares; none issued and outstanding                                                              -                      -
        Common stock , $.001 par value; authorized 75,000,000
           shares; issued and outstanding 39,412,163 shares at
           September 30, 1998 and 37,203,013 shares at June 30, 1998                                  39,412                 37,203
        Capital in excess of par value                                                           210,332,305            186,571,673
        Accumulated (deficit)                                                                    (11,704,613)           (12,037,840)

                                                                                         -------------------     -------------------

                      Total stockholders' equity                                                 198,667,104            174,571,036
                                                                                         -------------------     -------------------


                      Total liabilities and stockholders' equity                               $ 385,638,642            264,530,908
                                                                                         ===================     ==================

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                                               Three-month period
                                                                                               ended September 30,
                                                                                          ----------------------------
                                                                                             1998               1997
                                                                                      ----------------     -----------------
Net sales                                                                            $    89,601,608         40,458,106
Cost of sales                                                                             65,830,110         32,923,941
                                                                                      ----------------     -----------------
                Gross profit                                                              23,771,498          7,534,165
Operating expenses                                                                        21,225,289          6,470,865
                                                                                      ----------------      ----------------
                Earnings from operations                                                   2,546,210          1,063,300
                                                                                      ----------------      ----------------

Other income (expense):
    Interest expense                                                                      (2,245,235)          (708,360)
    Interest income                                                                          134,729             73,962
    Earnings of associated entity                                                            102,658            174,486
    Other                                                                                    136,499            181,152
                                                                                      ----------------      ----------------
                 Total other income (expense)                                             (1,871,349)          (278,760)
                                                                                      ----------------      ----------------
                 Earnings before income taxes                                                674,861            784,540

Income tax expense                                                                           341,634                  -
                                                                                      ----------------      ----------------
                Net earnings                                                                 333,227            784,540

Discount and imputed dividends on preferred stock                                                  -             26,718
                                                                                      ---------------       ----------------

                Net earnings attributable to common stock                            $       333,227            757,822
                                                                                      ===============       ================

Shares of common stock used in computing earnings
  per common share:
        Basic                                                                             38,086,413         25,073,230
        Diluted                                                                           41,328,601         28,213,336
                                                                                      ===============       ================

                Net earnings per common share:
                        Basic                                                        $          0.01               0.03
                        Diluted                                                                 0.01               0.03
                                                                                      ===============       ================

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)

                                                       Common stock               Capital in
                                                -------------------------          excess-of          Accumulated
                                                      Shares      Amount            par value           (deficit)         Total
                                                --------------  ----------  ------------------   ------------------   -------------
      Balance at June 30, 1998                      37,203,013    $ 37,203         186,571,673         (12,037,840)     174,571,036

      Common stock issued for:
                    Cash                             1,752,820       1,752          17,436,896                   -       17,438,648
                    Exercise of options                115,825         116             741,518                   -          741,634
                    Acquisitions                       340,505         341           5,487,243                   -        5,487,584
      Options issued for services                            -           -             245,137                   -          245,137
      Other                                                  -           -            (150,162)                  -         (150,162)
      Net earnings                                           -           -                   -             333,227          333,227
                                                --------------  ----------  ------------------   ------------------   -------------
      Balance at September 30, 1998                 39,412,163    $ 39,412         210,332,305         (11,704,613)     198,667,104
                                                ==============  ==========  ==================   ==================   =============

      See accompanying notes to consolidated financial statements.

                                  ABT/FRANCIS
                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                      Three-month period
                                                                                      ended September 30,
                                                                                   ------------------------
                                                                                 1998                      1997
                                                                               --------                  --------
Cash flows from operating activities:
       Net earnings                                                       $     333,227                  784,540
       Adjustments to reconcile net earnings to net cash
           flows from operating activities:
                   Amortization                                               1,320,415                  283,169
                   Depreciation                                               1,038,815                  342,464
                   Equity in earnings of associated entity                     (102,658)                (174,486)
                   Deferred income taxes                                        247,180                        -
                   Common stock for services                                    245,137                        -
                   Changes in assets and liabilities excluding
                      effects of acquisitions:
                           Accounts receivable                              (22,625,571)              (9,636,018)
                           Inventories                                       (6,837,372)                 347,735
                           Other assets                                         145,342                  115,908
                           Accounts payable                                  21,289,584                8,012,729
                           Accrued liabilities                               (1,790,555)              (1,613,241)
                                                                          -------------              -----------
                      Net cash flows from operating activities               (6,736,456)              (1,537,200)
                                                                          -------------              ------------
Cash flows from investing activities:
       Additions to property, plant and equipment                            (2,638,699)                (908,782)
       Additions to intangible assets                                           (65,298)                  (8,267)
       Distributions from (advances to) associated entity                        63,958                  (17,500)
       Acquisitions                                                         (47,257,241)                       -
       Changes in net assets held for sale                                   (1,271,225)                       -
                                                                          -------------              -----------
                      Net cash flows from investing activities              (51,168,505)                (934,549)
                                                                          -------------              -----------
Cash flows from financing activities:
       Net proceeds (repayments) of short-term debt                          38,673,478              (14,015,053)
       Additions to long-term debt                                                    -                5,000,000
       Reductions of long-term debt                                            (376,923)                (476,591)
       Payments on amount due in connection with acquisition                          -               (4,800,000)
       Sale of common stock                                                  17,438,648                        -
       Exercise of options                                                      741,634                  439,538
       Exercise of warrants                                                           -                5,633,715
       Other                                                                   (150,162)                 (18,028)
       Payments received on notes receivable from sale of stock                       -                9,990,000
                                                                          -------------              -----------
                     Net cash flows from financing activities                56,326,675                1,753,581
                                                                          -------------              -----------
Net increase (decrease) in cash and cash equivalents                         (1,578,286)                (718,168)
Cash and cash equivalents at beginning of period                              2,700,846                2,553,634
                                                                          -------------              -----------
Cash and cash equivalents at end of period                                $   1,122,560                1,835,466
                                                                          =============              ===========

See accompanying notes to consolidated financial statements.

                                  ABT/FRANCIS
                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                      Three-month period
                                                                                      ended September 30,
                                                                                   -------------------------
                                                                                 1998                      1997
                                                                               --------                  --------
Supplemental Cash Flow Information:
Interest paid                                                              $  2,143,898                    704,732
                                                                           ============                 ==========
Non cash investing and financing activities:
   Accrued costs of acquisitions                                           $    549,825                    100,000
   Amount due in connection with acquistions                                          -                  6,000,000
   Common stock issued in acquisitions                                        5,487,584                  2,000,000
   Debt issued in connection with acquisitions                                2,300,000                          -
                                                                           ============                 ==========

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                                    $  1,083,820                          -
   Accounts receivable                                                       12,673,740                    808,069
   Inventories                                                               16,340,066                  1,411,022
   Net assets held for sale                                                   9,345,034                          -
   Property, plant and equipment                                             11,714,502                  2,612,800
   Intangible assets                                                         40,401,233                  4,117,852
   Other assets                                                                 583,948                    248,635
   Accounts payable and accrued expenses                                    (14,952,272)                (1,002,780)
   Long-term and short-term debt                                            (19,252,283)                   (95,598)
   Deferred income taxes                                                     (1,809,143)                         -
                                                                           ------------                 ----------
         Net assets acquired                                               $ 56,128,645                  8,100,000
                                                                           ============                 ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1998 and 1997
                                  (Unaudited)
================================================================================

(A)  PRESENTATION OF UNAUDITED FINANCIAL STATEMENTS
     ----------------------------------------------

AgriBioTech, Inc. ("ABT" or the "Company") is a vertically integrated agricultural seed company specializing in developing, breeding, processing, packaging and distributing varieties of forage (hay crops) and cool-season turfgrass seeds. The Company also distributes corn, soybean and other seeds as ancillary products. Since January 1, 1995, the Company has followed a business strategy to acquire regionally based seed companies with proprietary products and established research, production and distribution channels in their respective markets in order to consolidate and vertically integrate the forage and turfgrass sector of the seed industry.

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

The unaudited financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month periods ended September 30, 1998 and 1997. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B)  ACQUISITIONS
     ------------

Since July 1, 1998, the Company completed the following acquisitions:

                                                              Purchase Price
     Company                               Acquisition Date   ( In millions )
     -------                               --------------      -------------
     Geo. W. Hill & Co. (KY)               July 8,1998            $6.3
     Fine Lawn Research, Inc.              July 8, 1998            2.7
     Geo. W. Hill of Indiana, Inc.         July 10, 1998           1.5
     J & M Seed Company                    July 21, 1998           3.4
     Willamette Seed Company               August 21, 1998        13.6
     Allied Seed Company                   August 28, 1998        14.0
     Oseco Inc.                            September 1, 1998       4.3
     Garden West Distributors              September 18, 1998      6.5

The net purchase price of these acquisitions was paid through 340,505 shares of ABT common stock valued at approximately $5.5 million, based on the market price of ABT's common stock when the terms of the agreements were reached, with the remainder paid in cash or seller provided financing. Each acquisition was recorded using the purchase method of accounting.

As discussed in note 1(b) of Notes to the Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K, the Company had taken effective control of acquired businesses as of a mutually agreed upon effective date that preceded the closing date when consideration was transferred to the sellers. Through March 31, 1998, the Company has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. After April 1, 1998, the Company is reflecting the acquired businesses in its Consolidated Financial Statements as of the closing date.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1998 and 1997
                                  (Unaudited)
================================================================================

The business of Willamette Seed Company ("Willamette") consists of a seed division and a division that manufactures fertilizer and distributes fertilizers and other chemicals. Willamette's fertilizer division is outside the primary strategic focus of the Company's business and, accordingly, when the Company purchased Willamette in August 1998, it intended to dispose of the fertilizer division. In November 1998, the Company entered into a letter of intent to sell the assets of the fertilizer division for approximately $10.6 million. Such sale is expected to be completed in December 1998. Under Issue No. 87-11 of the Emerging Issues Task Force, the operating loss for the three-month period ended September 30, 1998 of the fertilizer division aggregating $207,351, including interest charges of $114,630, has been excluded from the Company's consolidated results of operations. The sales price for the fertilizer division approximated the estimated net realizable value at the date of acquisition. The assets of the fertilizer division aggregating approximately $10.6 million have been included in other current assets in the accompanying consolidated balance sheet at September 30, 1998.

During the year ended June 30, 1998, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K. Unaudited pro forma results of operations for the three-month period ended September 30, 1998 and 1997, assuming all acquisitions had occurred at the beginning of the period presented, are as follows:



                                                    Three-month period ended
                                                          September 30,
                                                          ------------
                                                         1998          1997
                                                         ----          ----
Total sales                                         $122,554,679   130,552,372
Intercompany sales                                    25,847,436     8,220,015
Net sales                                             96,707,243   122,332,357
Gross profit                                          25,015,233    27,343,746
Operating Income                                       1,657,211     5,179,000
Net earnings (loss)                                     (889,646)    2,397,974
Net earnings (loss) attributable to common stock        (889,646)    2,371,256
Net earnings (loss) per share:
          Basic                                            (0.02)         0.09
          Diluted                                          (0.02)         0.08

Subsequent to September 30, 1998, the Company has agreed to acquire the alfalfa and international sorghum business units of AgriPro Seeds, Inc., Moore Seed Processors and Production Plus+. The Company anticipates completing these transactions in late 1998 or early 1999. The net purchase price will be paid through the issuance of shares of ABT common stock and cash. These acquisitions will be recorded using the purchase method of accounting.

(C)  SHORT-TERM DEBT
     ---------------

The Company has a $100 million line of credit with Bank of America Business Credit expiring in June 2001, under which borrowings were $87.5 million at September 30, 1998 and $93.8 million at November 12, 1998. Of such borrowings, $15 million is due on December 31, 1998. In addition, the Company has a $15 million bridge loan from Deutsche Bank AG that was originally due on January 4, 1999, but for which an agreement in principle has been reached to extend such due date to March 31, 1999.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1998 and 1997
                                  (Unaudited)
================================================================================

(D)  CAPITAL STOCK
     -------------

Since June 30, 1998, the Company has increased its outstanding stock options through grants to new employees and options for all employees (including former owners) of acquired entities who continued employment with the Company. These options grants were for an aggregate of approximately 0.4 million shares of the Company's common stock from the Company's Employee Stock Option Plan and 1.0 million shares outside of this plan at prices ranging from $8.125 to $25.00.

From October 1, 1998 through November 19, 1998, holders of 556,410 warrants to purchase ABT's common stock for $12.00 per share exchanged a warrant and the $12.00 exercise price for a share of ABT's common stock. This resulted in the Company receiving an aggregate of $6,676,920.

(E)  EARNINGS PER SHARE
     ------------------

The components of shares of common stock used to compute earnings per share are as follows:

                                                    Three-month period ended
                                                          September 30
                                                          ------------
                                                       1998         1997
                                                    ----------  ------------
     Basic (weighted average shares outstanding)    38,086,413    25,073,230
     Options and warrants                            3,242,188     3,140,106
                                                    ----------    ----------
        Diluted                                     41,328,601    28,213,336
                                                    ==========    ==========

The above table does not reflect anti-dilutive options to purchase 865,368 shares of common stock and anti-dilutive warrants to purchase 586,500 shares of common stock in 1998. Convertible preferred stock outstanding in 1997 was anti-dilutive and therefore excluded.

(F)  INCOME TAXES
     ------------

For the three-month period ended September 30, 1998, the Company provided income taxes based on the Company's estimate of its effective income tax rate for the year ending June 30, 1999. No provision for income taxes was provided for the three-month period ended September 30, 1997 since, at that time, the Company estimated its effective income tax rate for the year ended June 30, 1998 would be zero based on its then current level of operations and the level of operating losses available to offset income subject to tax.


                       ________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a vertically integrated agricultural seed company specializing in developing, packaging, processing and distributing varieties of forage and cool-season turfgrass seeds. The Company also distributes corn, soybean, and other seeds as ancillary products. Since January 1995, the Company has grown significantly through its business strategy of acquiring regionally based seed companies with proprietary products and established research, processing and distribution channels in their respective markets (the "Acquisition Program"). These acquisitions are summarized in note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K and note B of Notes to Consolidated Financial Statements herein. The results of operations of the acquired companies have been included in the Company's consolidated results beginning with the date of the acquisition in accordance with the purchase method of accounting. As discussed in note 1 (b) of Notes to Consolidated Financial Statements in the June 30, 1998 Form 10-K, the Company had taken effective control of acquired businesses as of a mutually agreed upon effective date that preceded the closing date when consideration was transferred to the sellers. Through March 31, 1998, the Company reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. After April 1, 1998, due to the size of the Company and the internal focus on integration of acquired businesses, the Company has changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date. Acquisitions occurring subsequent to July 1, 1997 and, therefore, impacting comparability of the financial information presented herein are as follows:

                                                           Acquisition
          Name                                                Date
          ----                                                ----
          Lofts Seed, Inc. and affiliates               January 1, 1998
          Seed Corporation of America and affiliates    January 1, 1998
          Zajac Performance Seeds, Inc.                 January 1, 1998
          Van Dyke Seed, Inc.                           January 1, 1998
          Las Vegas Fertilizer, Inc.                    January 1, 1998
          Discount Farm Center, Inc.                    January 24, 1998
          Kinder Seed, Inc.                             February 1, 1998
          The Ohio Seed Company, Inc.                   March 1, 1998
          Peterson Seed Co., Inc.                       May 22, 1998
          W-D Seed Growers, Inc.                        June 25, 1998
          Geo. W. Hill & Co. (KY)                       July 8, 1998
          Fine Lawn Research, Inc.                      July 8, 1998
          Geo. W. Hill of Indiana, Inc.                 July 10, 1998
          J & M Seed Company                            July 21, 1998
          Willamette Seed Company                       August 21, 1998
          Allied Seed Company                           August 28, 1998
          Oseco Inc.                                    September 1, 1998
          Garden West Distributors                      September 18, 1998

The acquisitions and other operations being included in the Company's consolidated financial statements beginning with each of their acquisition dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily indicative of results which may be expected for an entire year. The significant number of acquisitions and the period for which each is included in the Company's consolidated financial statements in relation to the seasonality of the business cycle of each acquisition significantly affects the meaningfulness of comparisons drawn between periods.

The statements discussed herein include forward-looking statements that involve a number of risks and uncertainties. These include the Company's historical lack of profitability, need to manage its growth, intense competition in the seed industry, seasonality of quarterly results, weather conditions, volatile stock price, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

RESULTS OF OPERATION

Selected information concerning the results of operations is summarized as follows:

                                                     Three-Month Period
                                                     Ended September 30,
                                               ------------------------------
                                                    1998            1997
                                               --------------  --------------
     Net sales                                    $89,601,608      40,458,106

     Gross profit                                  23,771,498       7,534,165
        Percentage of net sales                          26.5%           18.6%

     Operating expenses                            21,225,289       6,470,865
        Percentage of net sales                          23.7%           16.0%

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above, which results in certain operations not being included for the entire time periods listed above. An integral part of the Company's business strategy is to become vertically integrated with production operations within the Company producing seed varieties developed by research operations and then providing those seeds to the Company's distribution operations. This results in sales of production operations that were made to third parties prior to being acquired by ABT being made to ABT owned distribution operations after acquisition. Such sales between ABT operations are eliminated in the Company's consolidated results of operations and amounted to $25.3 million in the three-month period ended September 30, 1998 (the "Fiscal 1999 Three Month Period") and $5.5 million in the three-month period ended September 30, 1997 (the "Fiscal 1998 Three-Month Period"). However, in 1998, total sales were negatively impacted due to the following factors. Turf sales were impacted by the late start of the fall season, which resulted in lower than expected sales in July and August and higher than expected sales in September and October and the beginning of the Company's migration from lower margin high volume products. Forage sales were impacted by an industry wide shortage of non-dormant alfalfa, which constitutes the vast majority of alfalfa sold during the fall season.

The increase in the amount of gross profit is due to the acquisitions, as described above. The increase in the gross profit percentage is due to a combination of factors, primarily a change in product mix toward higher margin items, a decrease in commodity prices, which allows a higher gross profit percentage to be earned and a concentration of higher margin turf sales in the Eastern United States, partially offset by higher production cost associated with the shortage of non-dormant alfalfa.

To accomplish the Company's business strategy, it has been necessary to build its operational infrastructure ahead of revenue growth. The Company is in the process of centralizing its accounting and data processing functions and implementing a company-wide enterprise resource planning system to meet all of its information systems requirements. This necessitates that personnel and other resources be added at the central location prior to the time corresponding resources are eliminated at other locations, resulting in duplication of costs during the time both existing systems are being operated and the new system is being implemented. For example, prior to deciding to centralize the accounting function, the Company had approximately 60 full-time equivalent employees in its various operations performing accounting functions. During the centralization process, the Company will add 10 to 15 employees, but after centralization, the Company believes the accounting function will only require about 30 employees. In addition, most businesses acquired since October 1, 1997, have been primarily distribution oriented. Distribution companies generally have higher levels of operating expenses, and higher gross margins than production oriented companies. As revenues continue to grow, operating expenses as a percentage of sales is expected to decrease due to the spreading of the infrastructure costs over a larger sales base. This ratio is expected to decline after the Company implements its plan to integrate the acquired companies. In connection with integrating the acquired companies, the Company has begun to evaluate the business processes of each operation and location to determine their relative importance to the Company's overall strategic plan. Such evaluation for each operation will encompass, among other things, staffing levels, product mix and focus, locale in relation to customer base, levels and nature of assets utilized. In connection with the integration of the acquired companies, the Company expects to record a non-recurring charge of between $5 and $15 million during Fiscal 1999 consisting primarily of severance and other personnel related costs and costs associated with consolidation of facilities.

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the seed operations of new acquisitions. The major components of operating expenses are as follows:

                                                   Three-Month Period
                                                   Ended September 30,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
      Personnel costs                           $9,744,871        3,458,390
      Occupancy expenses                         3,568,805        1,069,551
      Vehicle and shipping                       1,472,375          335,326
      Outside services                           1,242,011          178,859
      Travel                                       803,514          285,374
      Advertising and promotion                  1,480,191          270,202

Research and development expenditures were $799,085 in the Fiscal 1999 Three-Month Period compared to $457,331 in the Fiscal 1998 Three-Month Period, substantially all of which was attributable to W-L Research, Inc., E.F. Burlingham & Sons, and Lofts Seed, Inc., all of which have major research and development programs. As the Company transforms its forage and turfgrass seed businesses to proprietary products and increases gross margins, the Company expects research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

The Company's interest expense increased to $2,245,235 in the Fiscal 1999 Three-Month Period compared to $708,360 in the prior year. This was primarily due to increased borrowings under the Company's revolving line of credit and the bridge loan from Deutsche Bank AG.

For the Fiscal 1999 Three-Month Period the Company provided income taxes based on the Company's estimate of its effective income tax rate for the year ending June 30, 1999, exclusive of the non-recurring charge described above. No provision for income taxes was provided for the Fiscal 1998 Three-Month Period since, at that time, the Company estimated its effective income tax rate for the year ended June 30, 1998 would be zero based on its then current level of operations and the level of operating losses available to offset income subject to tax.

Net earnings for the Company was $333,227 for the Fiscal 1999 Three-Month Period compared to $784,540 in the prior year as a result of the items discussed above. Average common shares outstanding used in computing earnings per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants. For purposes of computing diluted earnings per share, average shares outstanding are increased by the dilutive effects of options and warrants.

As discussed above, through March 31, 1998, the Company recognized acquired businesses in its Consolidated Financial Statements as of the effective date agreed upon with their sellers. If the results of operation of the acquired businesses from the effective date to the closing date were removed from the reported consolidated operating results and acquisitions were reflected beginning with the closing dates, net sales would have been approximately $30,618,000 for the Fiscal 1998 Three-Month Period and net loss would have been approximately $166,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $5,279,326 in the Fiscal 1999 Three-Month Period and $2,118,533 in the Fiscal 1998 Three-Month Period. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net earnings (loss) as a measure of performance, or cash flow from operations as a measure of liquidity. EBITDA is widely used as a measure of a company's operating performance and its ability to service its indebtedness. Net earnings adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred taxes, and options for services amounted to $3,081,016 in the Fiscal 1999 Three-Month Period and $1,235,687 in the Fiscal 1998 Three-Month Period. However, during the Fiscal 1999 Three-Month Period the Company's inventory and accounts receivable increased by approximately $8.2 million more than the increase in accounts payable, which difference was funded by increases in short-term debt. This was a primary cause of the Company having net negative cash flows from operating activities of $6.7 million during the Fiscal 1999 Three-Month Period compared to net negative cash flows from operating activities of $1.5 million during the Fiscal 1998 Three-Month Period. The Fiscal 1999 Three-Month Period reflects the Company's net earnings of $333,227, adjusted for non-cash operating items and changes in operating assets and liabilities (primarily increases in accounts receivable, inventories and accounts payable during the fall selling season). The increases in accounts payable and inventories are primarily attributable to the delivery of seed harvested during the fall season. The increase in accounts receivable is attributable to the sales activity during the Fiscal 1999 Three-Month Period. During the Fiscal 1999 Three-Month Period, the Company had net negative cash flows from investing activities of $51.2 million, primarily from investments in property, plant and equipment and acquisitions, compared to net negative cash flows from investing activities of $0.9 million in the Fiscal 1998 Three-Month Period. Also, during the Fiscal 1999 Three-Month Period, the Company had net cash flows from financing activities of $56.3 million, primarily due to proceeds from short-term debt of $38.7 million and proceeds from the issuance of common stock of $18.2 million, compared to $1.8 million during the Fiscal 1998 Three-Month Period.

The Company has a $100 million revolving credit facility with Bank America Business Credit ("BABC") expiring in June 2001, under which borrowings were $87.5 million at September 30, 1998 and $93.8 million at November 12, 1998. Of such borrowings, $15 million (the "BABC Bridge") is due on December 31, 1998. The Company anticipates the BABC Bridge will be paid off prior to its due date or a new due date will be negotiated or a combination of partial pay down and negotiation of a new due date for the balance will occur. In addition, the Company has a $15 million bridge loan from Deutsche Bank AG (the "Deutsche Bridge") that was originally due on January 4, 1999, but for which an agreement in principle has been reached to extend such date to March 31, 1999.

The Company had working capital of $4,395,151 at September 30, 1998, as compared to $25,399,772 at June 30, 1998. The decrease in working capital was primarily caused by the purchase of long-term assets that were financed with short-term borrowings. To finance acquisitions and ongoing operations, the Company has raised additional equity capital. In the Fiscal 1999 Three-Month Period, the Company received cash proceeds of $17,438,648 from the sale of 1,752,820 shares of the Company's common stock and 886,410 warrants each to purchase one share of the Company's common stock at $12.00. The Company also received $741,634 from options exercised during this period. In the Fiscal 1998 Three-Month Period, the Company received $6,073,253 from the exercise of options and warrants and $9,990,000 in payments on notes receivable from the exercise of options and warrants prior to June 30, 1997. From October 1, 1998 through November 19, 1998, holders of 556,410 warrants to purchase ABT's common stock for $12.00 per share exchanged a warrant and the $12.00 exercise price for a share of ABT's common stock. This resulted in the Company receiving an aggregate of $6,676,920.

The Company has agreed to acquire the alfalfa and international sorghum business units of AgriPro Seeds, Inc., Moore Seed Processors, and Production Plus+. The aggregate purchase price will be paid through the issuance of shares of ABT's common stock and cash.

As stated in the Company's June 30, 1998 Form 10-K, the Company will need to obtain additional debt or equity financing to fund the above acquisitions, and any additional acquisitions, and to repay the Deutsche Bridge and the BABC Bridge. The Company is actively pursuing alternatives to provide additional capital for the Company and believes it will be able to raise the capital required to meet these needs. The Company has retained Merrill Lynch & Co. and Deutsche Bank Securities, an affiliate of Deutsche Bank AG, as its investment bankers, primarily to explore alternatives to maximize shareholder value. The Company is exploring all alternatives, including the option of a strategic equity partner or fund willing to acquire at least a 20% interest in the Company up to a complete acquisition of the Company.

The Company believes, based on current plans and assumptions relating to its operations, that after the bridge financings are repaid, borrowings under its revolving credit facility will provide sufficient resources to fund the Company's operations through June 30, 1999, including acquisitions completed through September 30, 1998. However, the Company may need to seek an increase in or an alternative to the revolving credit facility to finance increased working capital needs from acquisitions consummated in the future. Furthermore, the seed business is subject to wide seasonal fluctuations, which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales. This also reflects industry practice that dictates a significant amount of sales of certain products are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather, which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. For these reasons, or if acquisitions are completed more rapidly than anticipated, it is possible that the Company may need to seek additional financial resources to finance ongoing operations.

MANAGEMENT INFORMATION SYSTEM AND YEAR 2000

The Company's Form 10-K for the year ended June 30, 1998 contains a discussion of the Company's process to address the consequences of reaching the Year 2000 and the implementation of a company-wide enterprise resource planning system to meet its information system requirements. That discussion reflects the current status of that process and no significant changes have occurred since the June 30, 1998 Form 10-K was filed. Cumulative expenditures on the project are approximately $2.2 million through September 30, 1998.

INFLATION

Management does not consider that inflation has had a significant effect on the Company's operations to date, nor is inflation expected to have a material impact in the United States. The cost of seed products is largely affected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. However, there has been some upward movement in the cost of goods sold as a result of worldwide shortages of crops such as alfalfa, corn and wheat. The costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of the Company's total operations. However, the Company remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

IMPACTS OF ACCOUNTING STANDARDS NOT YET ADOPTED

The impacts of recently adopted accounting standards is discussed in Note 2 of Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in the Company's Form 10-K for the year ended June 30, 1998.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  EXHIBITS

          27.1 Financial Data Schedule

(B)  REPORTS ON FORM 8-K

          During the quarter ended September 30, 1998 and through November 20, 1998 the following Forms 8-K were filed:

          Dated May 22, 1998 and filed August 11, 1998 To provide under Item 5, audited financial statements for the substantial majority of individually insignificant acquisitions.

          Dated June 23, 1998 and filed on July 8, 1998 and amended on August 28, 1998 - To report under Item 5, a revolving credit facility entered into with BankAmerica Business Credit and other financial institutions.

          Dated August 28, 1998 and filed September 11, 1998 and amended November 12, 1998 To report under Item 2, the acquisition of Allied Seed Division of Agway, Inc. and Oseco Inc.

          Dated June 30, 1998 and filed October 26, 1998 - To provide under Item 5, pro forma financial information for the year ended June 30, 1998.

          Amendment filed August 11, 1998 to report dated October 30, 1996

          Amendment filed August 11, 1998 to report dated May 15, 1997

          Amendments filed August 11, 1998 and August 27, 1998 to report dated August 22, 1997

          Amendment filed August 11, 1998 to report dated January 6, 1998

          Amendment filed August 11, 1998 to report dated January 9, 1998

          Amendments filed August 11, 1998 and September 4, 1998 to report dated January 26, 1998

          Amendment filed August 28, 1998 to report dated October 22, 1997

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AGRIBIOTECH, INC.,



November 20, 1998                       By:  /s/ Henry A. Ingalls
-----------------                          --------------------
Date                                        Henry A. Ingalls,
                                            Vice-President