Form 10-K/A
period 1998-06-30
AGRIBIOTECH INC
filed 1999-01-29
CIK 876320

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________
                                  FORM 10-K/A
                                Amendment No. 1

          [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act 1934

               For the fiscal year ended June 30, 1998

          [_]  Transition Report Pursuant to Section 13 or
               15(d) of the Securities Exchange Act of 1934

               For the Transition Period from
               ______________ to ______________.

                        Commission file number 0-19352

                               AGRIBIOTECH, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                 85-0325742
             -------                             ----------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

120 Corporate Park Drive, Henderson, NV                      89014
---------------------------------------                   ------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (702) 566-2440
---------------------------------------------------        --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes  X,
                                                                           ---
No___

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

     Documents Incorporated by Reference:  Not Applicable.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K ("Form 10-K") for June 30, 1998 of AgriBioTech, Inc., a Nevada corporation (the "Company"), is submitted in order to make the disclosure of unaudited pro forma financial information in note 1 of Notes to Consolidated Financial Statements included under Item 8 of the Form 10-K consistent with the pro forma financial information included in subsequent filings on Forms 8-K. This amendment does not restate any of the Company's historical financial information. The pro forma information disclosure being filed excludes the fertilizer and chemical division of Willamette Seed (which has been disposed of), reflects a correction of amounts applicable to Lofts Seed prior to its acquisition by the Company and other adjustments, including income tax impacts. Therefore, the Company hereby amends its Form 10-K in accordance with Rule 12b-15 under the Securities Exchange Act of 1934.

            FINANCIAL STATEMENTS AND SCHEDULE OF AGRIBIOTECH, INC.

ITEM 8.

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

 Pro forma results of operations (unaudited) assuming the above acquisitions had occurred at the beginning of the periods presented are as follows:

                                                                             Year ended June 30,
                                                                             -------------------
                                                                            1998              1997
                                                                            ----              ----
        Net sales                                                       $310,928,741       318,164,828
        Net earnings (loss)                                                2,323,975         1,541,595
        Net earnings (loss) attributable to common stock                   2,239,875        (1,691,831)
        Net earnings (loss) per share:
            Basic                                                               0.06             (0.06)
            Diluted                                                             0.06             (0.06)




 Subsequent to June 30, 1998, the Company has completed the following acquisitions:


        Company                                              Acquisition Date                       Purchase Price
        -------                                              ----------------

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

     Pro forma results of operations (unaudited) assuming the acquisitions completed at June 30, 1998 and those completed after that date had occurred at the beginning of the periods presented are as follows:

                                                                           Year ended June 30,
                                                                           -------------------
                                                                            1998                1997
                                                                            ----                ----
            Net sales                                                   $409,470,680        412,742,531
            Net earnings (loss)                                           (1,527,824)        (1,408,175)
            Net earnings (loss) attributable to common stock              (1,611,924)        (4,641,601)
            Net earnings (loss) per share:
                 Basic                                                         (0.04)             (0.17)
                 Diluted                                                       (0.04)             (0.17)

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

Dated: January 28, 1999

                                       AGRIBIOTECH, INC.
                                       By:  /s/Johnny R. Thomas
                                            -----------------------
                                            Johnny R. Thomas,
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Johnny R. Thomas          Chief Executive Officer        January 28, 1999
---------------------     Principal Executive Officer)
Johnny R. Thomas                  and Director


/s/Randy Ingram          Vice President/CFO                 January 28, 1999
---------------------    (Principal Financial and
Randy Ingram             Accounting Officer)


/s/Henry A. Ingalls      Vice President and Treasurer       January 28, 1999
---------------------    (Former Principal Financial and
Henry A. Ingalls         Accounting Officer)


/s/Scott J. Loomis       Vice President and Director        January 28, 1999
-----------------------
Scott J. Loomis


/s/John C. Francis       Vice President, Secretary          January 28, 1999
---------------------    and Director
John C. Francis


/s/Kent Schulze          President and Director             January 28, 1999
-----------------------
Kent Schulze


/s/James W. Hopkins      Director                           January 28, 1999
-----------------------
James W. Hopkins


/s/Richard P. Budd       Director                           January 28, 1999
-----------------------
Richard P. Budd