Form 10-Q
period 1998-12-31
AGRIBIOTECH INC
filed 1999-02-19
CIK 876320

               United States Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998.



              Commission file number       0-19352
                                     -------------------



                               AGRIBIOTECH, INC.
            (Exact name of registrant as specified in its charter)

                Nevada                                    85-0325742
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
                                              ---     ---

     As of February 11, 1999, the registrant had 42,075,647 shares of Common Stock, par value $.001 per share, issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                        ASSETS

                                                            December 31,      June 30,
                                                                1998            1998
                                                            -------------    -----------
Current assets:
   Cash and cash equivalents                                 $  9,422,588      2,700,846
   Accounts receivable, less allowance for
     doubtful accounts of $3,039,531 at
      December 31, 1998 and $2,177,442                         33,181,392     39,503,262
   Inventories                                                107,558,671     58,609,554
   Deferred income taxes                                        1,353,285      1,339,709
   Other                                                        5,223,662      1,673,903
                                                             ------------    -----------
           Total current assets                               156,739,598    103,827,274

Property, plant and equipment, net                             64,521,448     47,964,522
Intangible assets, net of accumulated amortization            148,597,957    109,882,815
Investment in associated entity                                 1,214,941        818,182
Other assets                                                    4,386,477      2,038,115
                                                             ------------    -----------
              Total assets                                   $375,460,421    264,530,908
                                                             ============    ===========

         See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (Unaudited)

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       December 31,      June 30,
                                                                          1998             1998
                                                                      --------------    -----------
Current liabilities:
   Short-term debt                                                      $ 68,853,848     50,329,614
   Current installments of long-term obligations                           2,775,985      3,251,846
   Accounts payable                                                       39,803,224     13,594,285
   Accrued liabilities                                                     9,324,194     11,251,757
                                                                        ------------    -----------
              Total current liabilities                                  120,757,251     78,427,502

Long-term obligations, excluding current installments                     40,692,584     11,029,022
Deferred income taxes                                                      2,324,967        503,348
                                                                        ------------    -----------
              Total liabilities                                          163,774,802     89,959,872
                                                                        ------------    -----------
Stockholders' equity:
     Preferred stock, $.001 par value; authorized 10,000,000
       shares; none issued and outstanding                                        -               -
     Common stock, $.001 par value; authorized 75,000,000
        shares; issued and outstanding 41,207,878 shares at
        December 31, 1998 and 37,203,013 shares                              41,208          37,203
     Capital in excess of par value                                     233,630,862     186,571,673
     Accumulated (deficit)                                              (21,986,451)    (12,037,840)
                                                                       ------------     -----------
              Total stockholders' equity                                211,685,619     174,571,036
                                                                       ------------     -----------

              Total liabilities and stockholders                       $375,460,421     264,530,908
                                                                       ============     ===========

         See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                  Six-month period                Three-month period
                                                                  ended December 31,               ended December 31,
                                                           ------------------------------      ---------------------------
                                                                1998              1997             1998           1997
                                                           ------------       -----------      -----------     -----------
Net sales                                                  $165,540,268        63,814,861       75,938,660      23,356,755
Cost of sales                                               124,241,379        51,586,043       58,411,269      18,662,102
                                                           ------------        ----------       ----------      ----------
  Gross profit                                               41,298,889        12,228,818       17,527,391       4,694,653
Operating expenses                                           46,303,214        12,678,943       25,077,925       6,208,078
                                                           ------------        ----------       ----------      ----------
  Earnings (loss) from operations                            (5,004,325)         (450,125)      (7,550,534)     (1,513,425)
                                                           ------------        ----------       ----------      ----------
Other income (expense):
  Interest expense                                           (5,578,497)       (1,110,071)      (3,333,262)       (401,711)
  Interest income                                               294,939           150,675          160,210          76,713
  Earnings of associated entity                                 463,056           479,881          360,398         305,395
  Other                                                         (93,655)          321,160         (230,154)        140,008
                                                           ------------        ----------       ----------      ----------
     Total other income (expense)                            (4,914,157)         (158,355)      (3,042,808)        120,405
                                                           ------------        ----------       ----------      ----------
     Earnings (loss) before income taxes                     (9,918,482)         (608,480)     (10,593,342)     (1,393,020)

Income tax expense (benefit)                                     30,129                -          (311,505)             -
                                                           ------------        ----------       ----------      ----------
     Net earnings (loss)                                     (9,948,611)         (608,480)     (10,281,837)     (1,393,020)

Discount and imputed dividends on preferred stock                    -             53,436                -          26,718
                                                           ------------        ----------       ----------      ----------

     Net earnings (loss) attributable to common stock      $ (9,948,611)         (661,916)     (10,281,837)     (1,419,738)
                                                           ============        ==========       ==========      ==========
Shares of common stock used in computing earnings (loss)
  per common share:
   Basic                                                     39,057,824        25,905,412       40,029,235      26,737,594
   Diluted                                                   39,057,824        25,905,412       40,029,235      26,737,594
                                                           ============        ==========       ==========      ==========
     Net earnings (loss) per common share:
        Basic                                               $     (0.25)            (0.03)           (0.26)          (0.05)
        Diluted                                                   (0.25)            (0.03)           (0.26)          (0.05)
                                                           =============       ==========       ==========      ==========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Equity

                                  (Unaudited)

                                                             Common stock             Capital in
                                                      --------------------------      excess of        Accumulated
                                                        Shares         Amount         par value         (deficit)         Total
                                                     ------------   ------------    -------------     ------------    -------------
   Balance at June 30, 1998                            37,203,013   $     37,203      186,571,673      (12,037,840)     174,571,036

   Common stock issued for:
            Cash                                        2,602,820          2,603       26,288,226                -      26,290,829
            Exercise of options                           256,955            257        1,137,130                -       1,137,387
            Exercise of warrants                          556,410            556        6,676,364                -       6,676,920
            Acquisitions                                  363,680            364        6,542,788                -       6,543,152
            Acquisitions of equity investment and
              rights to intellectual property             225,000            225        3,999,772                -       3,999,997
   Allocation to warrants of proceeds from
       issuance of units including common stock
       and convertible debt                                     -              -        2,904,251                -       2,904,251
   Options issued for services                                  -              -          369,403                -         369,403
   Issuance expenses                                            -              -         (858,745)               -        (858,745)
   Net earnings (loss)                                          -              -                -        (9,948,611)    (9,948,611)
                                                     ------------   ------------     ------------      ------------   ------------
   Balance at December 31, 1998                        41,207,878   $     41,208      233,630,862       (21,986,451)   211,685,619
                                                     ============   ============     ============      ============   ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                     Six-month period
                                                                                    ended December 31,
                                                                                   --------------------
                                                                                   1998              1997
                                                                                ----------        ----------
Cash flows from operating activities:
        Net earnings (loss)                                                   $ (9,948,611)        (608,480)
        Adjustments to reconcile net earnings (loss) to net cash
            flows from operating activities:
                Amortization                                                     3,031,763          644,127
                Depreciation                                                     2,154,728          649,598
                Equity in earnings of associated entity                           (463,056)        (479,881)
                Common stock for services                                          369,403                -
                Changes in assets and liabilities excluding
                   effects of acquisitions:
                        Accounts receivable                                     18,995,610        4,041,336
                        Inventories                                            (32,609,051)      (9,427,155)
                        Other assets                                            (2,055,416)         124,565
                        Accounts payable                                        13,065,186        3,212,284
                        Accrued liabilities                                     (4,285,907)      (1,894,918)
                                                                              ------------      -----------
                   Net cash flows from operating activities                    (11,745,351)       (3,738,524)
                                                                              ------------      -----------
Cash flows from investing activities:
        Additions to property, plant and equipment                              (6,997,152)      (1,885,991)
        Additions to intangible assets                                             (44,364)               -
        Distributions from (advances to) associated entity                          66,297          (17,500)
        Acquisitions                                                           (43,623,016)      (6,000,000)
        Change in net assets held for sale                                       9,345,034                -
                                                                              ------------      -----------
                   Net cash flows from investing activities                    (41,253,201)      (7,903,491)
                                                                              ------------      -----------
Cash flows from financing activities:
        Net proceeds (repayments) of short-term debt                            19,118,859      (24,203,431)
        Additions to long-term debt                                              7,269,929        5,000,000
        Reductions of long-term debt                                            (2,819,136)      (1,979,819)
        Payments on amount due in connection with acquisition                            -       (5,200,000)
        Sale of common stock                                                    26,290,829       17,625,000
        Exercise of options                                                      1,137,387        1,321,154
        Exercise of warrants                                                     6,676,920       14,806,875
        Allocation to warrants of proceeds from issuance of
            common stock and convertible debt                                    2,904,251                -
        Expenses of stock issuances                                               (858,745)         (35,527)
        Payments received on notes receivable from sale                                  -        9,990,000
                                                                              ------------      -----------
                  Net cash flows from financing activities                      59,720,294       17,324,252
                                                                              ------------      -----------
Net increase (decrease) in cash and cash equivalents                             6,721,742         5,682,237
Cash and cash equivalents at beginning of period                                 2,700,846         2,553,634
                                                                              ------------       -----------
Cash and cash equivalents at end of period                                    $  9,422,588         8,235,871
                                                                              ============       ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                                 Six-month period
                                                                                ended December 31,
                                                                        ---------------------------------
                                                                            1998                 1997
                                                                        ------------         ------------
Supplemental Cash Flow Information:
Interest paid                                                           $  5,660,421            1,168,027
                                                                        ============          ===========
Non cash investing and financing activities:
   Accrued costs of acquisitions                                        $    549,825              100,000
   Common stock issued to reduce indebtedness                                      -              500,000
   Common stock issued in acquisitions                                     6,543,152            2,000,000
   Common stock issued for costs related to intellectual property          3,999,997                    -
   Debt issued in connection with acquisitions                             4,890,000                    -
   Short-term debt expected to be refinanced,
    reclassified as long-term debt                                        17,198,610                    -
                                                                         ============          ===========


Summary of assets and liabilities acquired through acquisitions:
   Cash                                                                 $  1,083,820                    -
   Accounts receivable                                                    12,673,740              808,069
   Inventories                                                            16,340,066            1,411,022
   Net assets held for sale                                                9,345,034                    -
   Property, plant and equipment                                          11,714,502            2,612,800
   Intangible assets                                                      40,152,716            4,117,852
   Other assets                                                              842,708              248,635
   Accounts payable and accrued expenses                                 (14,952,272)          (1,002,780)
   Long-term and short-term debt                                         (19,252,283)             (95,598)
   Deferred income taxes                                                  (1,808,043)                   -
                                                                        ------------          -----------
         Net assets acquired                                            $ 56,139,988          $ 8,100,000
                                                                        ============          ===========

See accompanying notes to consolidated financial statements.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          December 31, 1998 and 1997
                                  (Unaudited)
================================================================================

(A)     Presentation of Unaudited Financial Statements
        -----------------------------------------------

AgriBioTech, Inc. ("ABT" or the "Company") is a vertically integrated agricultural seed company specializing in developing, breeding, processing, packaging and distributing varieties of forage (hay crops) and cool-season turfgrass seeds. The Company also distributes corn, soybean, and other seeds and certain non-seed items as ancillary products. Since January 1, 1995, the Company has followed a business strategy to acquire regionally based seed companies with proprietary products and established research, production and distribution channels in their respective markets in order to build a consolidated and vertically integrated forage and turfgrass seed company to lead the transformation of that sector of the seed industry.

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

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and six-month periods ended December 31, 1998 and 1997. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B)     Acquisitions
        ------------

From July 1, 1998 through December 31, 1998, the Company completed the following acquisitions:


                                                     Purchase Price
Company                          Acquisition Date     (In millions)
-------                          ----------------    ---------------
Geo. W. Hill & Co. (KY)           July 8, 1998            $ 6.3
Fine Lawn Research, Inc.          July 8, 1998              2.7
Geo. W. Hill of Indiana, Inc.     July 10, 1998             1.5
J & M Seed Company                July 21, 1998             3.4
Willamette Seed Company           August 21, 1998          10.8
Allied Seed Company               August 28, 1998          14.0
Oseco Inc.                        September 1, 1998         4.3
Garden West Distributors          September 18, 1998        6.5

The net purchase price of these acquisitions was paid through 363,680 shares of ABT common stock valued at approximately $6.5 million, based on the market price of ABT's common stock when the terms of the agreements were reached, with the remainder paid in cash or seller provided financing. Each acquisition was recorded using the purchase method of accounting.

As discussed in note 1(b) of Notes to the Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K, as amended, the Company had taken effective control of acquired businesses as of a mutually agreed upon effective date that preceded the closing date when consideration was transferred to the sellers. Through March 31, 1998, the Company has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. After April 1, 1998, the Company is reflecting the acquired businesses in its Consolidated Financial Statements as of the closing date.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Unaudited)
================================================================================

The business of Willamette Seed Company ("Willamette") consisted of a seed division and a division that manufactures fertilizer and distributes fertilizers and other chemicals. Willamette's fertilizer division was outside the primary strategic focus of the Company's business and, accordingly, when the Company purchased Willamette in August 1998, it intended to dispose of the fertilizer division. On December 22, 1998, the Company sold the assets of the fertilizer division for $10.5 million with approximately $7.5 million paid in cash and the balance paid through the assumption of trade payables and other selected debt. Under Issue No. 87-11 of the Emerging Issues Task Force, the operating income of the fertilizer division aggregating approximately $277,000, including interest charges of approximately $336,000, during the period owned by the Company has been excluded from the Company's consolidated results of operations. The sales price for the fertilizer division approximated the estimated net realizable value at the date of acquisition and no gain or loss was recognized.

On January 22, 1999, the Company acquired all of the issued and outstanding share capital of HybriGene, LLC. The aggregate purchase price of $11.5 million was paid through the issuance of 618,012 shares of ABT common stock valued at approximately $11.4 million, with the remainder paid in cash. This acquisition was recorded using the purchase method of accounting. The Company is in the process of obtaining an independent assessment of the intangible assets acquired in this acquisition.

During the year ended June 30, 1998, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K. Unaudited pro forma results of operations for the three-month and six-month periods ended December 31, 1998 and 1997, assuming all acquisitions, including HybriGene, LLC, had occurred at the beginning of the period presented, are as follows:

                                                                Three-month period
                                                                ended December 31,
                                                          -------------------------------
                                                                1998             1997
                                                          ---------------    ------------
Total sales                                                  $ 96,024,996      83,890,903
Intercompany sales                                             20,086,336      13,155,560
Net sales                                                      75,938,660      70,735,343
Gross profit                                                   17,527,391      14,264,710
Operating income (loss)                                        (7,781,872)     (7,536,088)
Net earnings (loss)                                           (10,180,728)     (7,771,457)
Net earnings (loss) attributable to common stock              (10,180,728)     (7,798,175)
Net earnings (loss) per share:
   Basic                                                            (0.25)          (0.20)
   Diluted                                                          (0.25)          (0.20)



                                                                 Six-month period
                                                                ended December 31,
                                                          -------------------------------
                                                                1998             1997
                                                          ---------------    ------------
Total sales                                                  $218,604,920       223,823,273
Intercompany sales                                             45,933,772        31,865,630
Net sales                                                     172,671,148       191,957,643
Gross profit                                                   42,567,869        41,598,455
Operating income (loss)                                        (6,228,106)       (2,386,887)
Net earnings (loss)                                           (10,351,536)       (2,918,185)
Net earnings (loss) attributable to common stock              (10,351,536)       (2,971,621)
Net earnings (loss) per share:
Basic                                                               (0.25)            (0.08)
Diluted                                                             (0.25)            (0.08)

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Unaudited)
================================================================================

The Company entered into letters of intent to acquire the alfalfa and international sorghum business units of AgriPro Seeds, Inc. ("ABI"), Moore Seed Processors and Production Plus+. See note H included herein regarding ABI. The Company anticipates completing the other two transactions by mid 1999, although there can be no assurance it will do so. The net purchase price will be paid through the issuance of shares of ABT common stock and cash. These acquisitions will be recorded using the purchase method of accounting.

On December 20, 1998, ABT purchased approximately 15% of Kimeragen, Inc.'s common stock and acquired an exclusive world-wide license to use Kimeragen's patented technology to develop genetically improved forage and turfgrass species. Consideration for the license and purchase of Kimeragen's common stock was an aggregate of $4.0 million, payable in the form of 225,000 shares of ABT's common stock.

(C)      Long-Term Obligations
         ---------------------

On December 31, 1998, the Company entered into agreements for the sale of $23.3 million of convertible debentures and 1.7 million warrants to purchase the Company's common stock. The Company received an aggregate of $25 million from this transaction with $7.8 received on December 31, 1998 and $17.2 received in early January 1999.

The debt is due on December 30, 2001 and bears interest at 5% per annum, which the Company has the option of paying in cash or the Company's common stock. The debt is subordinated to the Company's revolving line of credit. The debt is convertible into the Company's common stock at $13.68 per share, a 10% premium above the $12.44 price of the Company's common stock. The Company has the option to redeem the debt every six months beginning June 30, 1999 at redemption prices beginning at 120% of the outstanding amounts and escalating thereafter. On each redemption date that the Company does not redeem the debt, the conversion price is adjusted to the market price at that time if such price is lower than the conversion price. In addition, the conversion price is subject to adjustment under standard anti-dilution provisions or, for five days thereafter, if the Company enters into certain capital transactions at prices less than the conversion price.

Each warrant is exercisable to purchase one share of the Company's common stock at $15.00 per share through December 29, 2001. The warrants are subject to a mandatory conversion requirement if the closing price of the Company's common stock equals or exceeds $25.00 for 20 of 30 consecutive trading days.

Due to the above transactions and in accordance with Statement of Financial Accounting Standards No. 6 "Classification of Short-Term Obligations Expected to Be Refinanced", at December 31, 1998, approximately $17.2 million of short-term debt has been reclassified to long-term obligations based on the Company's intent and ability to refinance such amount.

(D)  Short-Term Debt
     ---------------

The Company has a $100 million line of credit with Bank of America Business Credit and other lenders expiring in June 2001, under which borrowings were $69.8 million at December 31, 1998, including a $15 million overadvance facility. In addition, at December 31, 1998, the Company had a $15 million bridge loan from Deutsche Bank AG. The overadvance and the bridge loan were repaid subsequent to December 31, 1998. At February 10, 1999, the Company had borrowed $83 million under the revolving line of credit and $7 million was available to be borrowed.

At December 31, 1998, the Company was not in compliance with the debt service coverage covenant under the revolving credit agreement. The lenders have waived compliance with this requirement. The Company is working with the lenders to amend such covenant to be reflective of its current operating configuration in a manner that should lessen the likelihood of the need for similar waivers in the future. However, there is no assurance such amendment will be obtained.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Unaudited)
================================================================================

(E)  Capital Stock
     -------------

Since June 30, 1998, the Company has increased its outstanding stock options through grants to new employees and options for all employees (including former owners) of acquired entities who continued employment with the Company. These options grants were for an aggregate of approximately 0.5 million shares of the Company's common stock from the Company's Employee Stock Option Plan and
1.0 million shares outside of this plan at prices ranging from $8.125 to $25.00.

In August 1998, the Company sold 1,752,820 shares of common stock and 886,410 warrants for an aggregate of $17,438,649. Each warrant is exercisable for three years to purchase one share of the Company's common stock at $12.00. The Company can force the warrants to be converted into common stock if the closing sale price of the Company's common stock equals or exceeds $19.50 per share for 20 out of any 30 consecutive trading days.

In December 1998, the Company sold 850,000 shares of common stock and 600,000 warrants for an aggregate of $11,225,000. Each warrant is exercisable for three years to purchase one share of the Company's common stock at $15.00. The Company can force the warrants to be converted into common stock if the closing sale price of the Company's common stock equals or exceeds $25.00 per share for 20 out of any 30 consecutive trading days.

(F)  Earnings per Share
     ------------------

Due to the net losses for the periods presented, options and warrants to purchase common stock, aggregating approximately 8.9 million and 2.0 million shares of common stock, respectively, at December 31, 1998, were anti-dilutive and do not impact earnings per share. Convertible preferred stock outstanding in 1997 was anti-dilutive and therefore excluded.

(G)  Income Taxes
     ------------

The Company provides income taxes for interim periods based on the Company's estimate of its effective income tax rate for the corresponding fiscal year. Accordingly, at September 30, 1998, the Company recorded an income tax provision of $341,634. As of December 31, 1998, the Company anticipates its effective income tax rate for the year ending June 30, 1999 will be approximately zero and substantially reversed the previous quarter's expense.

(H)  Commitments and Contingencies
     ------------------------------

The Company, in connection with Garst Seed Company, a member of Advanta Seeds Group, offered to purchase AgriPro Seeds, Inc. ("ABI") from Helena Chemical Company ("Helana"). The Company's intent was to purchase the alfalfa business unit and the international sorghum business units, and Garst was to purchase the corn, soybean, wheat, cotton, sunflower and domestic sorghum business units. Although Garst completed its portion of the acquisition, the Company's transaction was not finalized. On or about January 7, 1999, Helena sued the Company alleging breach of contract, libel and violations of the Tennessee Consumer Protection Act and seeking unspecified and trebled damages. ABT has answered the complaint and denied the material allegations and counterclaimed against Helena.

On or about January 4, 1999, a class action lawsuit was commenced against ABT, four of ABT's officers, and the Company's independent auditors. The lawsuit was filed on behalf of purchasers of ABT common stock between September 24, 1997 and August 26, 1998. The lawsuit alleges that the defendants distributed or approved false financial statements and documents concerning ABT's then existing business conditions and that the plaintiffs paid artificially inflated prices for ABT common stock, all in violation of the anti-fraud provisions of the Federal securities laws.

Between January 5, 1999 and February 5, 1999, four class action lawsuits were commenced against ABT and various officers of ABT. The lawsuits were filed on behalf of all persons who purchased the common stock of ABT during the period October 8, 1998 through January 22, 1999. The lawsuits allege that the defendants misrepresented or failed to disclose material information about the Company's acquisition program and its search for a strategic business partner in violation of the anti-fraud provisions of the Federal securities laws, and that, as a result of those misrepresentations or omissions, the price of ABT's stock was artificially inflated.

The Company believes that each of these lawsuits is without merit and will vigorously defend each lawsuit.

                      AGRIBIOTECH, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997
                                  (Unaudited)
================================================================================
In connection with acquisitions where the previous owners received ABT common stock as part of the purchase price, such stock is subject to "lock-up agreements" which limit the amount of common stock that the previous owners of these entities can sell within specified time periods. In addition, the Company guaranteed the proceeds to be received by the previous owners of certain of these entities from the sale of the common stock if sold in accordance with the lock-up agreements. Through December 31, 1998, the Company has not been required to make any payments under these guarantees. At June 30, 1998, the Company had guaranteed proceeds to the previous owners aggregating $6.4 million to be received from the sale of 616,249 shares of ABT common stock through June 30, 1999. At December 31, 1998, by the terms of the agreements, such guaranteed proceeds have been reduced to approximately $3.0 million to be received from the sale of 136,364 shares. In addition, the Company has guaranteed that common stock issued in certain acquisition and intellectual property transactions completed subsequent to June 30, 1998 will result in proceeds of $18.9 million from the sale of 1,065,162 shares of the Company's common stock issued in such transactions if sold through June 30, 2000 pursuant to the respective lock-up agreements. Any difference between the guaranteed proceeds and the proceeds received by the previous owner may be paid in cash or ABT common stock at the Company's option. If all of the remaining shares subject to guarantees were sold at the closing price of the Company's common stock on February 12, 1999 of $6.375, the Company would be required to issue an additional 2.2 million shares of common stock, assuming a price of $6.375 at issuance, or pay $14.3 million in cash, or a combination thereof, to satisfy the guarantees.


                ----------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a vertically integrated agricultural seed company specializing in developing, packaging, processing and distributing varieties of forage and cool-season turfgrass seeds. The Company also distributes corn, soybean, and other seeds, and certain non-seed items as ancillary products. Since January 1995, the Company has grown significantly through its business strategy of acquiring regionally based seed companies with proprietary products and established research, processing and distribution channels in their respective markets (the "Acquisition Program"). These acquisitions are summarized in note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K and note B of Notes to Consolidated Financial Statements herein. The results of operations of the acquired companies have been included in the Company's consolidated results beginning with the date of the acquisition in accordance with the purchase method of accounting. As discussed in note 1 (b) of Notes to Consolidated Financial Statements in the June 30, 1998 Form 10-K, the Company had taken effective control of acquired businesses as of a mutually agreed upon effective date that preceded the closing date when consideration was transferred to the sellers. Through March 31, 1998, the Company reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. After April 1, 1998, due to the size of the Company and the internal focus on integration of acquired businesses, the Company has changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date.

Acquisitions occurring subsequent to July 1, 1997 and, therefore impacting comparability of the financial information presented herein, are as follows:

                                                   Acquisition
   Name                                            Date
   ----                                            -----------
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

The acquisitions and other operations being included in the Company's consolidated financial statements beginning with each of their acquisition dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months are not necessarily
indicative of results which may be expected for an entire year.   The
significant number of acquisitions and the period for which each is included in the Company's consolidated financial statements in relation to the seasonality of the business cycle of each acquisition significantly affects the meaningfulness of comparisons drawn between periods. In addition to the above acquisitions, the Company acquired HybriGene, LLC on January 22, 1999.

Except for historical financial information, the statements discussed herein include forward-looking statements that involve a number of risks and uncertainties. These include the Company's historical lack of profitability, need to manage its growth, intense competition in the seed industry, seasonality of quarterly results, varying availability, price and quality of supply, weather conditions, volatile stock price, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially.

The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

Results of Operation

Selected information concerning the results of operations is summarized as follows:


                                     Six-Month Period               Three-Month Period
                                    Ended December 31,              Ended December 31,
                               ----------------------------   ----------------------------
                                   1998            1997           1998           1997
                               ------------    ------------   ------------   -------------
Net sales                      $165,540,268      63,814,861     75,938,660      23,356,755

Gross profit                     41,298,889      12,228,818     17,527,391       4,694,653
  Percentage of net sales              25.0%           19.2%          23.1%           20.1%

Operating expenses               46,303,214      12,678,943     25,077,925       6,208,078
  Percentage of net sales              28.0%           19.9%          33.0%           26.6%



The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above, which results in certain operations not being included for the entire time periods listed above. An integral part of the Company's business strategy is to become vertically integrated with production operations within the Company producing seed varieties developed by the Company's research operations and then providing those seeds to the Company's distribution operations. This results in sales of production operations that formerly were made to third parties prior to being acquired by ABT being made to ABT owned distribution operations after acquisition. Such sales between ABT operations are eliminated in the Company's consolidated results of operations and amounted to $45.9 million (26.6% of reported net sales) in the six-month period ended December 31, 1998 (the "Fiscal 1999 Six-Month Period"), $20.1 million (26.5% of reported net sales) in the three-month period ended December 31, 1998 (the "Fiscal 1999 Three-Month Period"), $31.9 million (16.6% of reported net sales) in the six-month period ended December 31, 1997 (the "Fiscal 1998 Six-Month Period") and $13.2 million (18.6% of reported net sales) in the three-month period ended December 31, 1997 (the "Fiscal 1998 Three-Month Period").

In addition, in 1998, total sales were negatively impacted because international and wholesale turfgrass seed sales were below expectations due to weak demand from the "Pacific Rim" countries, weak demand in Europe and large inventory positions with U.S. dealers. The countries of the Pacific Rim continue to be affected by weak economies, the strong U.S. dollar and tightening credit. This situation has resulted in a significant reduction in sales to customers in these countries. The demand in Europe was negatively impacted by higher than normal fall moisture patterns, which resulted in higher than normal seed production yields. Because of this situation, European companies have become net exporters of turfgrass seed products instead of importers. They have also begun to ship less expensive seed into the U.S. market, which is having a negative impact on prices. The excess European inventories have reduced both the amount of product sold into the European market, and the price for which it was sold. The U.S. wholesale dealers carried large inventories from the 1998 spring selling season into the fall 1998 selling season. This situation was the result of the "El Nino" induced wet 1998 spring, which caused substantially reduced spring sales to the consumer. The reduced sales left wholesale dealers with large inventories that they carried over to fulfill the fall selling season demand. Forage seed sales were impacted by the continuing industry wide shortage of non-dormant alfalfa, which constitutes the vast majority of alfalfa sold during the fall season, an industry wide shortage of annual rye grass and high European forage inventories. The alfalfa and annual ryegrass seed shortages have resulted in lost customer sales because the seed was not available to sell and the seed that was available was at a price that was, for some customers, prohibitive.

The increase in the amount of gross profit is due to the Acquisition Program, as described above. The increase in the gross profit percentage is due to a combination of factors, primarily a change in product mix toward higher gross profit products, a decrease in prices of certain seed products purchased by the Company that are priced much like commodities, which allows a higher gross profit percentage to be earned, and a concentration of higher margin turfgrass seed sales in the Eastern United States, partially offset by higher production cost associated with the shortage of non-dormant alfalfa and the downward price pressure because of excess supplies.

The worldwide supply of turfgrass and forage seed, except for non-dormant alfalfa and annual ryegrass, is in excess of demand. This oversupply situation was caused by the "El Nino" wet spring weather pattern which allowed U.S., Canadian and European seed growers to experience unusually large harvests during the last crop year. The industry is following a trend towards consolidation in the U.S. and in Europe. Smaller independent companies facing this trend have responded with aggressive pricing programs to move their excess inventories and retain their market share. These conditions are expected to continue to cause downward pressure on prices and margins through the current crop year.

     To accomplish the Company's business strategy, it has been necessary to build a centralized, upgraded, operational infrastructure ahead of revenue growth and restructuring driven cost savings. The Company is in the process of centralizing and improving its accounting and data processing functions and implementing a company-wide enterprise resource planning system ("ERP") to meet all of its information systems requirements. This necessitates that personnel and other resources be added at the central location prior to the time corresponding resources are eliminated at other locations, resulting in duplication of costs during the time both existing systems are being operated and the new system is being implemented. For example, prior to deciding to centralize the accounting function, the Company had approximately 60 full-time equivalent employees in its various operations performing accounting functions. During the centralization process, the Company will add 10 to 15 employees, but after centralization, the Company believes the accounting function will only require about 30 employees. In addition, many businesses acquired since October 1, 1997, have been primarily distribution oriented. Distribution companies generally have higher levels of operating expenses, and higher gross margins than production oriented companies. The Company is nearing the completion of formulating a plan to integrate the acquired companies that includes the evaluation of the business processes of each operation and location to determine their relative importance to the Company's overall strategic plan. Such evaluation for each operation encompasses, among other things, staffing levels, product mix and focus, locale in relation to customer base, and levels and nature of assets utilized. In connection with the anticipated integration of the acquired companies, the Company previously announced it expects to record a non-recurring charge of between $5 and $15 million during Fiscal 1999 consisting primarily of severance and other personnel related costs and costs associated with consolidation of facilities. The Company expects to vigorously implement its anticipated integration plan resulting in a restructuring charge that will be at the high end of this range, and possibly above it.

ABT has recorded a significant amount of goodwill relating to the acquisitions completed to date. Although the Company believes that goodwill is recoverable from future operations in its current operating structure, as part of the Company's planned restructuring, it is likely that product portfolios, facilities and brands will be consolidated and, therefore, it is possible that some portion of goodwill will become impaired. Therefore, management intends to again review the recoverability of goodwill at the time of the restructuring to determine if any impairment has occurred and, if so, record a write-down to reflect such impairment. A write-down of goodwill would be a non-cash expenditure and likely be additive to the restructuring charge.

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to costs incurred by newly acquired entities. The major components of operating expenses are as follows:

                             Six-Month Period                  Three-Month Period
                             Ended December 31,                 Ended December 31,
                    ---------------------------------   ---------------------------------
                         1998              1997              1998              1997
                    ---------------   ---------------   --------------   ----------------
Personnel costs         $21,021,693         6,706,394       11,276,822          3,248,004
Occupancy
 expenses                 6,569,552         2,005,506        3,000,747            935,955
Vehicle and
 shipping                 2,911,826           661,291        1,439,451            325,965


Outside services          2,015,810           458,586          773,799            181,726
Travel                    1,729,952           504,070          926,438            218,695
Advertising and
 promotion                3,764,347           506,999        2,284,156            236,796

Research and development expenditures were $1,746,595 in the Fiscal 1999 Six-month period and $947,510 in the Fiscal 1999 Three-Month Period compared to $919,497 in the Fiscal 1998 Six-month period and $462,166 in the Fiscal 1998 Three-Month Period, substantially all of which was attributable to W-L Research, Inc., E.F. Burlingham & Sons, and Lofts Seed, Inc., all of which have major research and development programs. As the Company transforms its forage and turfgrass seed businesses to proprietary products and increases gross margins, the Company expects that research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

The Company's interest expense increased to $5,578,497 in the Fiscal 1999 Six-month period and $3,333,262 in the Fiscal 1999 Three-Month Period compared to $1,110,071 and $401,711 for the same periods in the prior year. This was primarily due to increased borrowings under the Company's revolving line of credit, including the $15 million overadvance facility under it, and the $15 million bridge loan from Deutsche Bank AG. The overadvance facility and the bridge loan bore interest at rates that were considerably higher than the revolving line of credit.

The Company provides income taxes for interim periods based on the Company's estimate of its effective income tax rate for the year. At September 30, 1998, the Company recorded an expense of $341,634. At December 31, 1998, the Company anticipates that its effective income tax rate for the year ending June 30, 1999 will be approximately zero and substantially reversed the previous quarter's expense.

The Company's net loss was $9,948,611 for the Fiscal 1999 Six-Month Period and $10,281,837 for the Fiscal 1999 Three-Month Period compared to net losses of $608,480 and $1,393,020 during the same periods in the prior year as a result of the items discussed above. Average common shares outstanding used in computing earnings per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants. Due to net losses for the periods presented, options and warrants are anti-dilutive and do not impact earnings per share.

As discussed above, through March 31, 1998, the Company recognized acquired businesses in its Consolidated Financial Statements as of the effective date agreed upon with their sellers. If the results of operation of the acquired businesses from the effective date to the closing date were removed from the reported consolidated operating results and acquisitions were reflected beginning with the closing dates, net sales would have been approximately $22,905,000 for the Fiscal 1998 Three-Month Period and $53,523,000 for the Fiscal 1998 Six-Month Periods and net losses would have been approximately $1,528,000 and $1,694,000 for such periods.

Liquidity and Capital Resources

The Company had EBITDA (earnings before interest, income taxes, depreciation and amortization) of $0.8 in the Fiscal 1999 Six-Month Period and $1.8 million in the Fiscal 1998 Six-Month Period. For the Fiscal 1999 Three-Month Period, EBITDA was a negative $4.4 million compared to a negative $0.3 million for the Fiscal 1998 Three-Month Period. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net earnings (loss) as a measure of performance, or cash flow from operations as a measure of liquidity. EBITDA is widely used as a measure of a company's operating performance and its ability to service its indebtedness.

Net earnings (loss) adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred taxes, and options for services amounted to a negative $4.9 million in the Fiscal 1999 Six-Month Period and a positive $0.2 million in the Fiscal 1998 Six-Month Period. In addition, during the Fiscal 1999 Six-Month Period the Company's net operating assets and liabilities, excluding the effects of acquisitions, required the use of $6.9 million of cash compared to $3.9 million in the prior year, which amounts were funded by increases in short-term debt. This resulted in the Company having net negative cash flows from operating activities of $11.7 million during the Fiscal 1999 Six-Month Period compared to net negative cash flows from operating activities of $3.7 million during the Fiscal 1998 Six-Month Period. The increases in accounts payable and inventories and the decrease in accounts receivable are reflective of the seasonality of the Company's business. During the Fiscal 1999 Six-Month Period, the Company had net negative cash flows from investing activities of $41.3 million, primarily from investments in property, plant and equipment and acquisitions, reduced by the proceeds received from the sale of the assets of the fertilizer division of the Willamette Seed Company compared to net negative cash flows from investing activities of $7.9 million in the Fiscal 1998 Six-Month Period. Also, during the Fiscal 1999 Six-Month Period, the Company had net cash flows from financing activities of $59.7 million, primarily due to proceeds from short-term debt of $20.5 million, proceeds from long-term debt of $7.3 million and proceeds from the issuance of common stock and warrants of $37.0 million, compared to net cash flows from financing activities of $17.3 million during the Fiscal 1998 Six-Month Period.

The Company had working capital of $36.0 million at December 31, 1998, as compared to $25.4 million at June 30, 1998. The increase in working capital was primarily caused by the capital raising activities of the Company. To finance acquisitions and ongoing operations, the Company has raised additional equity capital. In the Fiscal 1999 Six-Month Period, the Company received cash proceeds of $26.3 million from the sale of 2,602,820 shares of the Company's common stock, $1.1 million from 256,955 options exercised, $6.7 million from 556,410 warrants exercised and $2.9 million allocated to warrants issued. In addition, as described in note C of Notes to Consolidated Financial Statements, the Company sold $23.3 million of convertible debentures.

The Company has a $100 million revolving credit facility with Bank America Business Credit ("BABC") and other lenders expiring in June 2001, under which borrowings were $69.8 million at December 31, 1998, including a $15 million overadvance facility (the "BABC Bridge"). In addition, at December 31, 1998 the Company had a $15 million bridge loan from Deutsche Bank AG (the "Deutsche Bridge"). The BABC Bridge and the Deutsche Bridge were repaid subsequent to December 31, 1998. At February 10, 1999, the Company had borrowed $83 million under the revolving line of credit and $7 million was available to be borrowed. At December 31, 1998, the Company was not in compliance with the debt service coverage covenant under the revolving credit agreement. The lenders have waived compliance with this requirement. The Company is working with the lenders to amend such covenant to be reflective of its current operating configuration in a manner that should lessen the likelihood of the need for similar waivers in the future. However, there is no assurance such amendment will be obtained.

The Company entered into letters of intent to acquire certain business units of AgriPro Seeds, Inc. ("ABI"), Moore Seed Processors and Production Plus+. See note H of Notes to Consolidated Financial Statements regarding ABI. The Company anticipates completing the other two transactions by mid 1999, although there can be no assurance it will do so. The net purchase price would be paid through the issuance of ABT common stock and cash.

As stated in the Company's June 30, 1998 Form 10-K, the Company will need to obtain additional debt or equity financing to fund the cash portion of the above and any additional acquisitions. The Company believes, based on current plans and assumptions relating to its operations, borrowings under its revolving credit facility will provide sufficient resources to substantially fund the Company's operations through June 30, 1999, including acquisitions completed through February 10, 1999. However, the Company may need to seek an increase in or an alternative to the revolving credit facility to finance increased working capital needs if acquisitions are consummated in the future. Furthermore, the seed business is subject to wide seasonal fluctuations, which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales. This also reflects industry practice that dictates a significant amount of sales of certain products are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather, which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. For these reasons, it is possible that the Company may need to seek additional financial resources to finance ongoing operations.

The Company previously announced it had retained Merrill Lynch & Co. and Deutsche Bank Securities, an affiliate of Deutsche Bank AG, as its investment bankers, to explore alternatives to maximize shareholder value. On January 22, 1999, the Company announced it has decided to remain independent and to suspend formal efforts to find a strategic partner. The Company believes its goals can best be met by moving to an informal process of working with third parties on a quiet basis without timeline expectations. See note H of Notes to Consolidated Financial Statements.

Management Information System and Year 2000

The Company's Form 10-K for the year ended June 30, 1998 contains a discussion of the Company's process to address the consequences of reaching the Year 2000 and the implementation of a company-wide ERP system to meet its information system requirements. As of February 10, 1999, the Company has implemented the ERP system, which is designed to be Year 2000 compliant, for approximately 45% of its revenue base. The Company is also in the process of installing a wide area network to support the ERP system and internal communications. Year 2000 compliance statements for all hardware, software and service providers associated with this infrastructure have been obtained and are on file.

In addition, a preliminary survey of internal systems has been completed. This survey indicated that existing local area networks, desktop operating systems and desktop hardware are, in many cases, not compliant. As a result, an in-depth inventory assessment and testing of all internal systems regarding Year 2000 compliance is in process. The Company anticipates that this assessment will be completed by March 31, 1999. During this process all hardware will be inventoried and tested. The systems are being tested using a third-party Year 2000 software application. Any non-compliant equipment will be replaced or upgraded by approximately June 30, 1999.

An in depth survey of all vendors and major customers regarding their Year 2000 compliance is in process. This process will be completed by June 30, 1999. A statement of Year 2000 compliance has been received from the long distance and wireless service provider. Additionally, the Company is in the process of verifying Year 2000 compliance for all office telephone systems, imbedded systems, local power systems, outside power systems and all mail equipment.

Cumulative expenditures on the project are approximately $5.2 million through December 31, 1998.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about January 7, 1999, Helena Chemical Company ("Helena") commenced a civil lawsuit in the U.S. District Court for the Western District of Tennessee alleging breach of contract, libel and violation of the Tennessee Consumer Protection Act. The suit resulted from the failure by the parties to finalize a proposed acquisition from Helena of the alfalfa business unit and the international sorghum business unit of Helena's subsidiary, AgriPro Seeds, Inc. The Company believes the suit is without merit and it will be defended vigorously. The Company has answered the complaint and denied the material allegations and counterclaimed against Helena.

On or about January 14, 1999, a class action lawsuit was commenced in the U.S. District Court, District of New Mexico, against KPMG Peat Marwick LLP, ABT and ABT's officers, Johnny R. Thomas, Henry A. Ingalls, Kathleen L. Gillespie and John C. Francis. The lawsuit was filed by the law firm of Milberg Weiss Bershad Hynes & Lerach LLP on behalf of Ted Edwards and all others similarly situated who purchased ABT common stock between September 24, 1997 and August 26, 1998. The lawsuit alleges that the defendants distributed or approved false financial statements and documents concerning ABT's then existing business conditions and that the plaintiffs paid artificially inflated prices for ABT common stock, all in violation of the anti-fraud provisions of the Federal securities laws. ABT believes the lawsuit is without merit and will defend the lawsuit vigorously.

On or about January 25, 1999, a class action lawsuit was commenced in the U.S. District Court for the Southern District of New York against ABT and ABT's Chief Executive Officer, Johnny R. Thomas. The lawsuit was filed by the law firm of Savett Frutkin Podell & Ryan, P.C. on behalf of Marc Packer and all others similarly situated who purchased the common stock of ABT during the period October 8, 1998 through January 22, 1999. On or about January 27, 1999, a class action lawsuit was commenced in the U.S. District Court for the Southern District of New York against ABT and four of its officers. The lawsuit was filed by the law firm of Wolf Haldenstein Adler Freeman & Herz LLP on behalf of Issac Augenstein and all others similarly situated who purchased the common stock of ABT during the period October 8, 1998 through January 22, 1999. On or about February 4, 1999, a class action lawsuit was commenced in the U.S. District Court for the Southern District of New York against ABT and Johnny R. Thomas. The lawsuit was filed by the law firm of Bernstein, Liebhard & Lifshitz, LLP on behalf of Jay Glatzer and all others similarly situated who purchased the common stock of ABT during the period October 8, 1998 through January 22, 1999. On or about February 5, 1999, a class action lawsuit was commenced in the U.S. District Court District of Nevada against ABT and Johnny R. Thomas. The lawsuit was filed by the law firm of Abbey, Gardy & Squitieri, LLP on behalf of Michael Laderer and all others similarly situated who purchased the common stock of ABT during the period October 8, 1998 through January 22, 1999. In general, the lawsuits allege that the defendants misrepresented or failed to disclose material information about the status of ABT's efforts to find a buyer for ABT and strategies concerning its pursuit of pending and additional acquisitions in violation of the anti-fraud provisions of the Federal securities laws, and that, as a result of those misrepresentations or omissions, the price of ABT's stock was artificially inflated. ABT believes the lawsuits are without merit and will defend the lawsuits vigorously.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 27.1 Financial Data Schedule

                 99.1 Pro forma financial information

         (b)  Reports on Form 8-K

                 During the quarter ended December 31, 1998 and through February 15, 1999 the following Forms 8-K were filed:

                 Amendments filed November 12, 1998 and January 29, 1999 to report dated August 28, 1998 and filed September 11, 1998 To provide under Item 2, the financial statements of Allied Seed Division of Agway, Inc. and Oseco Inc. and pro forma financial information.

          Dated June 30, 1998 and filed October 26, 1998 - To provide under Item 5, pro forma financial information for the year ended June 30, 1998.

          Dated December 30, 1998 and filed on January 11, 1999  To report under
          Item 5, the issuance of convertible subordinated debentures and warrants to purchase common stock.

          Dated January 22, 1999 and filed on January 27, 1999  To report under
          Item 5, that the Company had suspended its previously announced efforts to find a strategic equity partner.

          Dated January 22, 1999 and filed on February 5, 1999  To report under
          Item 5, (a) the acquisition of HybriGene, LLC and to provide financial statements of the acquired company and pro forma financial information and (b) changes in members of the Company's board of directors.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AGRIBIOTECH, INC.,



February 19, 1999                            By: /s/ Randy Ingram
-----------------                                ----------------
Date                                             Randy Ingram,
                                                 Vice-President/CFO