Form 10-K/A
period 1998-06-30
AGRIBIOTECH INC
filed 1999-03-31
CIK 876320

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              __________________
                                  FORM 10-K/A
                                Amendment No. 2

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

     Documents Incorporated by Reference:  Not Applicable.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended June 30, 1998 of AgriBioTech, Inc., a Nevada corporation (the "Company"), is submitted to provide audited financial statements of SeedBiotics, L.L.C., an entity owned 50% by the Company, pursuant to Rule 3.09 of Regulation S-X. SeedBiotics, L.L.C has a December 31 year end. Per Rule 3.09, these financial statements are to be filed within 90 days of the year end of the 50% owned entity. Therefore, the Company hereby amends its Form 10-K in accordance with Rule 12b-15 under the Securities Exchange Act of 1934. This amendment does not change any financial information previously filed by the Company.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(2) Financial Statement Schedule
            Schedule II - Valuation and Qualifying Accounts appears on page S-1 of this Report, following Part IV hereof.

     (a)(3) Exhibits

Exhibit No.  Description

 3.1        Articles of Incorporation of the Registrant, as amended. (1)

 3.2        Amended and Restated By-Laws of the Registrant. (1)

 3.3        Articles of Merger of the Registrant.(1)

 3.4        Agreement and Plan of Merger.(1)

 3.5        Certificate of Amendment of Articles of Incorporation. (8)

 4.1        Form of Common Stock Purchase Warrant dated May 1998.

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

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of KPMG Peat Marwick LLP.

*23.2     Consent of Ripley Doorn & Company, P.L.L.C.

 27.1     Financial Data Schedule.

*99.1     Financial Statements of SeedBiotics L.L.C.

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

     (d)(1) Financial statements excluded from the annual report to shareholders by Rule 14a-3(b)

            The financial statements of SeedBiotics are included herein as exhibit 99.1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AGRIBIOTECH, INC.

Date:  March 30, 1999                  By:  /s/ Randy Ingram
                                            ----------------
                                            Randy Ingram,
                                            Co-President/Chief Financial Officer
                                            and Director of Business Development



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Richard P. Budd         Chairman of the Board                  March 30, 1999
-----------------------    (Principal Executive Officer)
Richard P. Budd            Chief Executive Officer and Director

/s/Randy Ingram            Co-President (Principle Financial      March 30, 1999
-----------------------    and Accounting Officer) Chief
Randy Ingram               Financial Officer and Director

/s/Thomas B. Rice          Co-President, Director of              March 30, 1999
-----------------------    Research and Director
Thomas B. Rice

/s/James W. Hopkins        Director                               March 30, 1999
-----------------------
James W. Hopkins

/s/James W. Johnston       Director                               March 30, 1999
-----------------------
James W. Johnston