Form 10-Q
period 1999-03-31
AGRIBIOTECH INC
filed 1999-05-14
CIK 876320

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1999.



               Commission file number         0-19352
                                      -----------------------



                                AGRIBIOTECH, INC.
             (Exact name of registrant as specified in its charter)

                   Nevada                                 85-0325742
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

As of May 11, 1999, the registrant had 42,094,781 shares of Common Stock, par value $.001 per share, issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                                     ASSETS


                                                     March 31,        June 30,
                                                       1999             1998
                                                   ------------     ------------
Current assets:
  Cash and cash equivalents                        $  5,454,285        2,700,846
  Accounts receivable, less allowance
   for doubtful accounts of $3,373,214
   at March 31, 1999 and $2,177,442 at
   June 30, 1998                                     81,189,135       39,503,262
  Inventories                                       100,126,259       58,609,554
  Deferred income taxes                               1,696,230        1,339,709
  Other                                               2,880,013        1,673,903
                                                   ------------     ------------
    Total current assets                            191,345,922      103,827,274

Property, plant and equipment, net                   65,742,761       47,964,522

Intangible assets, net of accumulated
 amortization                                       157,407,247      109,882,815

Investment in associated entity                       1,187,806          818,182

Other assets                                          6,434,009        2,038,115
                                                   ------------     ------------
    Total assets                                   $422,117,745      264,530,908
                                                   ============     ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   March 31,         June 30,
                                                     1999              1998
                                                 ------------     -------------
Current liabilities:
  Short-term debt                                $  98,253,230       50,329,614
  Current installments of long-term
   obligations                                       2,437,195        3,251,846
  Accounts payable                                  47,095,625       13,594,285
  Accrued liabilities                               16,494,091       11,251,757
                                                 -------------    -------------
    Total current liabilities                      164,280,141       78,427,502

Long-term obligations, excluding
 current installments                               38,042,951       11,029,022
Deferred income taxes                                2,667,912          503,348
                                                 -------------    -------------
    Total liabilities                              204,991,004       89,959,872
                                                 -------------    -------------

Stockholders' equity:
  Preferred stock, $.001 par value;
   authorized 10,000,000 shares; none
   issued and outstanding                                 --               --
  Common stock , $.001 par value;
   authorized 100,000,000 shares; issued
   and outstanding 42,057,347 shares at
   March 31, 1999 and 37,203,013 shares
   at June 30, 1998                                     42,057           37,203
  Capital in excess of par value                   241,334,170      186,571,673
  Accumulated (deficit)                            (24,249,486)     (12,037,840)
                                                 -------------    -------------
    Total stockholders' equity                     217,126,741      174,571,036
                                                 -------------    -------------
Total liabilities and stockholders' equity       $ 422,117,745      264,530,908
                                                 =============    =============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (Unaudited)

                                                                  Nine-month period                      Three-month period
                                                                   ended March 31,                         ended March 31,
                                                           --------------------------------        --------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Net sales                                                  $271,975,975         139,695,295         106,435,707          75,880,434
Cost of sales                                               202,317,624         109,209,431          78,076,245          57,623,388
                                                           ------------        ------------        ------------        ------------
    Gross profit                                             69,658,351          30,485,864          28,359,462          18,257,046

Operating expenses                                           73,374,229          27,441,877          27,071,015          14,762,934
Special charges                                               1,956,946                --             1,956,946                --
                                                           ------------        ------------        ------------        ------------
    Earnings (loss) from operations                          (5,672,824)          3,043,987            (668,499)          3,494,112
                                                           ------------        ------------        ------------        ------------

Other income (expense):
  Interest expense                                           (7,836,358)         (2,904,358)         (2,257,861)         (1,794,287)
  Interest income                                               356,494             177,262              61,555              26,587
  Earnings of associated entity                                 829,184             924,842             366,128             444,960
  Other                                                         153,109             168,401             246,764            (152,758)
                                                           ------------        ------------        ------------        ------------
    Total other income (expense)                             (6,497,571)         (1,633,853)         (1,583,414)         (1,475,498)
                                                           ------------        ------------        ------------        ------------
    Earnings (loss) before income taxes                     (12,170,395)          1,410,134          (2,251,913)          2,018,614

Income tax expense (benefit)                                     41,251          (2,907,500)             11,122          (2,907,500)
                                                           ------------        ------------        ------------        ------------
    Net earnings (loss)                                     (12,211,646)          4,317,634          (2,263,035)          4,926,114

Discount and imputed dividends
 on preferred stock                                                --                80,154                --                26,718
                                                           ------------        ------------        ------------        ------------

    Net earnings (loss) attributable
     to common stock                                       $(12,211,646)          4,237,480          (2,263,035)          4,899,396
                                                           ============        ============        ============        ============

Shares of common stock used in
 computing earnings (loss)
 per common share:
    Basic                                                    39,974,001          28,044,125          41,847,074          32,416,606
    Diluted                                                  39,974,001          32,373,638          41,847,074          36,982,290
                                                           ============        ============        ============        ============

    Net earnings (loss) per common share:
      Basic                                                $      (0.31)               0.15               (0.05)               0.15
      Diluted                                                     (0.31)               0.13               (0.05)               0.13
                                                           ============        ============        ============        ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                                   (Unaudited)

                                                                Common stock            Capital in
                                                         ---------------------------    excess-of-      Accumulated
                                                            Shares         Amount        par value       (deficit)        Total
                                                         ------------   ------------   ------------    ------------    ------------
Balance at June 30, 1998                                   37,203,013   $     37,203    186,571,673     (12,037,840)    174,571,036

Common stock issued for:
  Cash                                                      2,602,820          2,603     26,288,226            --        26,290,829
  Exercise of options                                         448,499            448      1,771,277            --         1,771,725
  Exercise of warrants                                        556,410            556      6,676,364            --         6,676,920
  Acquisitions                                                961,692            962     17,318,957            --        17,319,919
  Costs related to intellectual property                      225,000            225      3,999,772            --         3,999,997
  Reduction of indebtedness                                    59,913             60        826,040            --           826,100
Allocation to warrants of proceeds from
 issuance of units including common stock
 and convertible debt                                            --             --        4,075,820            --         4,075,820
Options issued for services                                      --             --          849,452            --           849,452
Adjustment to prior issuances of common stock
 due to stock price guarantees                                   --             --       (6,667,070)           --        (6,667,070)
Amounts received pursuant to proceed sharing
 under stock price guarantees                                    --             --          574,190            --           574,190
Expenses of stock issuances                                      --             --         (950,531)           --          (950,531)
Net earnings (loss)                                              --             --             --       (12,211,646)    (12,211,646)
                                                         ------------   ------------   ------------    ------------    ------------
Balance at March  31, 1999                                 42,057,347   $     42,057    241,334,170     (24,249,486)    217,126,741
                                                         ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH, INC AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                       Nine-month period
                                                        ended March 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ------------    ------------
Cash flows from operating activities:
Net earnings (loss)                              $(12,211,646)      4,317,634
Adjustments to reconcile net earnings (loss)
 to net cash flows from operating activities:
   Amortization                                     5,062,733       1,514,164
   Depreciation                                     3,550,306       1,298,251
   Equity in earnings of associated entity           (829,184)       (924,842)
   Deferred income taxes                               (1,100)     (2,957,824)
   Options issued for services                        849,452            --
   Changes in assets and liabilities excluding
    effects of acquisitions:
       Accounts receivable                        (29,012,133)    (21,703,445)
       Inventories                                (25,176,639)    (13,781,556)
       Other Assets                                  (951,000)       (336,122)
       Accounts payable                            21,183,687       4,981,239
       Accrued liabilities                         (2,828,581)     (1,956,038)
                                                 ------------    ------------
   Net cash flows from operating activities       (40,364,105)    (29,548,539)
                                                 ------------    ------------
Cash flows from investing activities:
  Additions to property, plant and equipment       (9,534,789)     (2,820,736)
  Additions to intangible assets                     (503,842)        (81,081)
  Distributions from (advances to) associated
   entity                                             459,560         557,501
  Acquisitions                                    (44,067,983)    (38,294,819)
  Change in net assets held for sale                9,345,034            --
  Amounts received (paid) pursuant to stock
   price guarantees and proceed sharing              (425,810)           --
                                                 ------------    ------------
     Net cash flows from investing activities     (44,727,830)    (40,639,135)
                                                 ------------    ------------
Cash flows from financing activities:
  Net proceeds (repayments) of short-term debt      32,126,061      6,464,346
  Additions to long-term debt                       23,297,000      5,000,000
  Reductions of long-term debt                      (5,442,450)    (9,988,111)
  Payments on amount due in connection with
   acquisitions                                           --       (5,200,000)
  Sale of common stock                              26,290,829     48,125,002
  Exercise of options                                1,771,725      2,306,192
  Exercise of warrants                               6,676,920     15,556,875
  Allocation to warrants of proceeds from
   issuance of common stock and convertible
   debt                                              4,075,820           --
  Expenses of stock issuances                         (950,531)    (1,653,434)
  Payments received on notes receivable from
   sale of stock                                          --        9,990,000
                                                   -----------    -----------
     Net cash flows from financing activities       87,845,374     70,600,870
                                                   -----------    -----------
     Net increase (decrease) in cash and cash
      equivalents                                    2,753,439        413,196
Cash and cash equivalents at beginning of period     2,700,846      2,553,634
                                                   -----------    -----------
Cash and cash equivalents at end of period         $ 5,454,285      2,966,830
                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                         Nine-month period
                                                          ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------
Supplemental Cash Flow Information:
Interest paid                                      $  7,842,937       2,821,988
                                                   ============    ============
Non cash investing and financing activities:
   Accrued costs of acquisitions                   $    595,325         735,000
   Common stock issued to reduce indebtedness           826,100         447,871
   Common stock issued in acquisitions               17,319,919      36,802,595
   Amount due in connection with acquisitions              --        15,250,000
   Common stock to be issued in acquisitions               --        14,615,000
   Common stock issued for costs related to
    intellectual property                             3,999,997            --
   Debt issued in connection with acquisitions        4,890,000            --
   Adjustment to prior issuances of common stock
     due to stock price guarantees                    6,667,070            --
                                                   ============    ============

Summary of assets and liabilities acquired
 through acquisitions:
   Cash                                            $  1,126,805       1,280,985
   Accounts receivable                               12,673,740      12,502,486
   Inventories                                       16,340,066      29,734,680
   Net assets held for sale                           9,345,034            --
   Property, plant and equipment                     11,793,755      16,870,511
   Intangible assets                                 51,487,998      73,693,692
   Other assets                                         651,007       1,573,808
   Accounts payable and accrued expenses            (14,952,272)    (14,162,354)
   Long-term and short-term debt                    (19,252,283)    (29,771,909)
   Deferred income taxes                             (1,809,143)        (93,500)
                                                   ------------    ------------
         Net assets acquired                       $ 67,404,707      91,628,399
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)
================================================================================
(A)      Presentation of Unaudited Financial Statements
         -----------------------------------------------

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

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and nine-month periods ended March 31, 1999 and 1998. The Company's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

Certain reclassifications have been made to amounts shown for prior periods to conform to the current-quarter presentation.

(B)      Acquisitions
         -------------

From July 1, 1998 through March 31, 1999, the Company completed the following acquisitions:

                                                                  Purchase Price
         Company                               Acquisition Date   (In millions )
-----------------------------                  ----------------   --------------
Geo. W. Hill & Co. (KY)                        July 8, 1998          $   6.3
Fine Lawn Research, Inc.                       July 8, 1998              2.7
Geo. W. Hill of Indiana, Inc.                  July 10, 1998             1.5
J & M Seed Company                             July 21, 1998             3.4
Willamette Seed Company                        August 21, 1998          10.8
Allied Seed Company                            August 28, 1998          14.0
Oseco Inc.                                     September 1, 1998         4.3
Garden West Distributors                       September 18, 1998        6.5
HybriGene, LLC                                 January 22, 1999         11.5

The net purchase price of these acquisitions was paid through 961,692 shares of ABT common stock valued at approximately $17.3 million, based on the market price of ABT's common stock when the terms of the agreements were reached, with the remainder paid in cash or seller provided financing. Each acquisition was recorded using the purchase method of accounting.

As discussed in note 1(b) of Notes to the Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K, as amended, the Company had taken effective control of acquired businesses as of a mutually agreed upon effective

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)
================================================================================
date that preceded the closing date when consideration was transferred to the sellers. Through March 31, 1998, the Company has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. After April 1, 1998, the Company is reflecting the acquired businesses in its Consolidated Financial Statements as of the closing date.

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

During the year ended June 30, 1998, the Company consummated the acquisitions described in Note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K. Unaudited pro forma results of operations for the three-month and nine-month periods ended March 31, 1999 and 1998, assuming all acquisitions, had occurred at the beginning of the period presented, are as follows:

                                      Three-month period ended
                                              March 31,
                                   ------------------------------
                                       1999             1998
                                   -------------    -------------
Total sales                        $ 149,064,152      149,662,532
Intercompany sales                    42,628,445       28,098,893
Net sales                            106,435,707      121,563,639
Gross profit                          28,359,462       27,735,914
Operating income (loss)                 (778,730)       5,487,127
Net earnings (loss)                   (2,373,158)       7,651,666
Net earnings (loss) attributable
 to common stock                      (2,373,158)       7,624,948
Net earnings (loss) per share:
    Basic                                  (0.06)            0.18
    Diluted                                (0.06)            0.17

                                      Nine-month period ended
                                              March 31,
                                   ------------------------------
                                       1999             1998
                                   -------------    -------------
Total sales                        $ 368,742,359      351,351,712
Intercompany sales                    89,635,396       37,830,430
Net sales                            279,106,963      313,521,282
Gross profit                          70,927,439       69,334,369
Operating income (loss)               (7,340,443)       3,100,240
Net earnings (loss)                  (13,551,570)       4,186,212
Net earnings (loss) attributable
  to common stock                    (13,551,570)       4,106,058
Net earnings (loss) per share:
    Basic                                  (0.33)            0.10
    Diluted                                (0.33)            0.09

The Company entered into letters of intent to acquire the alfalfa and international sorghum business units of AgriPro Seeds, Inc. ("ABI"), Moore Seed Processors and Production Plus+. See note H included herein regarding ABI. The

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)
================================================================================
Company has postponed the other two transactions and there can be no assurance any of the three will ever be completed.

During the nine-month period ended March 31, 1999, ABT purchased approximately 15% of Kimeragen, Inc.'s common stock and acquired an exclusive world-wide license to use Kimeragen's patented technology to develop genetically improved forage and turfgrass species. Consideration for the license and purchase of Kimeragen's common stock was an aggregate of $4.0 million, payable in the form of 225,000 shares of ABT's common stock.

(C)      Long-Term Obligations
         ----------------------

During the nine-month period ended March 31, 1999, the Company sold $23.3 million of convertible debentures and 1.7 million warrants to purchase the Company's common stock. The Company received an aggregate of $25 million from this transaction. The debt is due on December 30, 2001 and bears interest at 5% per annum, which the Company has the option of paying in cash or the Company's common stock. The debt is subordinated to the Company's revolving line of credit. The debt is convertible into the Company's common stock at $13.68 per share, a 10% premium above the $12.44 price of the Company's common stock on December 29, 1998, when the transaction was priced. The Company has the option to redeem the debt every six months beginning June 30, 1999 at redemption prices beginning at 120% of the outstanding amounts and escalating thereafter. On each redemption date that the Company does not redeem the debt, the conversion price is adjusted to the market price at that time if such price is lower than the conversion price. In addition, the conversion price is subject to adjustment under standard anti-dilution provisions or, for five days thereafter, if the Company enters into certain capital transactions at prices less than the conversion price. On April 15, 1999, the Company announced its intent to pay off the subordinated convertible debentures in full with cash to prevent a resetting of the amount of shares into which the debt can be converted. The difference between the amount paid to retire the debt and the amount reflected on the Company's books would be reflected as an extraordinary item.

Each warrant is exercisable to purchase one share of the Company's common stock at $15.00 per share through December 29, 2001. The warrants are subject to a mandatory conversion requirement if the closing price of the Company's common stock equals or exceeds $25.00 for 20 of 30 consecutive trading days.

(D)      Short-Term Debt
         ----------------

The Company has a $100 million revolving line of credit with Bank of America Business Credit and other lenders expiring in June 2001. In April 1999, the lenders under the revolving line of credit provided the Company a seasonal increase of $10.0 million, which allows up to $110.0 million to be borrowed through June 30, 1999 subject to availability limitations. Borrowings under the revolving line of credit were $98.2 million at March 31, 1999. At May 7, 1999, the Company had borrowed $96.5 million under the revolving line of credit and $12.4 million was available to be borrowed. Interest is payable monthly based on a variable rate that averaged 7.6% at March 31, 1999.

Borrowings under the revolving line of credit are subject to a borrowing base computation and compliance with certain financial covenants. Compliance with the financial covenants is tested on a quarterly basis when quarterly financial information is available. At March 31, 1999, the Company was not in compliance with the debt service coverage covenant under the revolving credit agreement. The lenders have waived compliance with this requirement. The Company is working with the lenders to amend such covenant to be reflective of its current operating configuration in a manner that should lessen the likelihood of the need for similar waivers in the future. However, there is no assurance such amendment will be obtained.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)
================================================================================
In July 1998, the Company obtained a $15 million bridge loan from Deutsche Bank AG and in August 1998 the Company obtained a $15 million overadvance facility under its revolving line of credit. Both of these borrowings were repaid in early January 1999.

(E)      Capital Stock
         --------------

Since June 30, 1998, the Company has increased its outstanding stock options through grants to new employees and consultants and options for all employees (including former owners) of acquired entities who continued employment with the Company. These option grants were for an aggregate of approximately 0.7 million shares of the Company's common stock from the Company's Employee Stock Option Plan and 1.6 million shares outside of this plan at exercise prices ranging from $5.00 to $25.00.

In August 1998, the Company sold 1,752,820 shares of common stock and 886,410 warrants for an aggregate of $17,438,649. Each warrant is exercisable for three years to purchase one share of the Company's common stock at $12.00. The Company can force the warrants to be converted into common stock if the closing sale price of the Company's common stock equals or exceeds $19.50 per share for 20 of 30 consecutive trading days. Of theses warrants, 556,410 have been exercised.

In December 1998, the Company sold 850,000 shares of common stock and 600,000 warrants for an aggregate of $11,225,000. Each warrant is exercisable for three years to purchase one share of the Company's common stock at $15.00. The Company can force the warrants to be converted into common stock if the closing sale price of the Company's common stock equals or exceeds $25.00 per share for 20 of 30 consecutive trading days.

 (F)     Earnings per Share
         -------------------

The components of shares of common stock used in computing earnings per share are as follows:

                                 Nine-month period         Three-month period
                                   ended March 31            ended March 31
                              -----------------------   -----------------------
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
Basic (weighted average
 shares outstanding)          39,974,001   28,044,125   41,847,074   32,416,606
Options and warrants                --      4,031,214         --      4,261,095
Convertible preferred stock         --        298,299         --        304,589
                              ----------   ----------   ----------   ----------
     Diluted                  39,974,001   32,373,638   41,847,074   36,982,290
                              ==========   ==========   ==========   ==========

Due to net losses for the 1999 periods presented, instruments convertible into common stock were anti-dilutive and do not impact earnings (loss) per share. At March 31, 1999, the Company had options having aggregate exercise amounts of $83.2 million for 9.1 million shares of common stock, warrants having aggregate exercise amounts of $48.8 million for 3.2 million shares of common stock, and $23.3 million of subordinated debt convertible into 1.7 million shares of common stock.

(G)      Income Taxes
         -------------

The Company provides income taxes for interim periods based on the Company's estimate of its effective income tax rate for the corresponding fiscal year. The Company anticipates its effective income tax rate for the year ending June 30, 1999 will be approximately zero. During the three months ended March 31, 1998, the Company concluded it was more likely than not that deferred tax assets would be realized and, accordingly, recognized approximately $2.9 million as an income tax benefit.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)
================================================================================
(H)      Commitments and Contingencies
         ------------------------------

The Company, in connection with Garst Seed Company, a member of Advanta Seeds Group, offered to purchase AgriPro Seeds, Inc. ("ABI") from Helena Chemical Company ("Helena"). The Company's intent was to purchase the alfalfa business unit and the international sorghum business units, and Garst was to purchase the corn, soybean, wheat, cotton, sunflower and domestic sorghum business units. Although Garst completed its portion of the acquisition, the Company's transaction was not finalized. On or about January 7, 1999, Helena sued the Company alleging breach of contract, libel and violations of the Tennessee Consumer Protection Act and seeking unspecified and trebled damages. The Company believes the suit is without merit and will defend it vigorously. ABT has answered the complaint and denied the material allegations and counterclaimed against Helena.

Between January 14, 1999 and March 19, 1999, fourteen securities class action complaints were filed against the Company and certain of its former directors and current and former officers in federal court in New Mexico, New York and Nevada. The lawsuits were filed on behalf of purported classes of purchasers of ABT common stock between various dates ranging from September 24, 1997 through February 16, 1999.The complaints are presently all pending in the federal courts in Nevada and contain allegations concerning, among other things, the Company's financial statements, including the accounting treatment for acquisitions closed in 1997 and 1998, and certain statements made by the Company concerning its efforts to find a strategic equity investor in late 1998 and early 1999. The complaints allege that the Company's statements on these and other topics were false and misleading and caused an artificial rise in the Company's common stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") as amended, Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The Company believes it has meritorious defenses to these actions and intends to defend itself vigorously.

However, due to the risks of litigation, a prediction of the final outcome of these proceedings cannot be made with certainty, and an unfavorable result in any of these actions could have a material adverse impact.

In connection with acquisitions of businesses and intellectual property rights where the owners received ABT common stock as part of the purchase price, "lock-up agreements" were executed that limit the amount of ABT common stock that the recipients can sell within specified time periods. In addition, the Company guaranteed the proceeds to be received by certain of the recipients from the sale of the common stock if sold in accordance with the lock-up agreements. Through December 31, 1998, the Company was not required to provide additional consideration under the guarantee agreements.

However, due to declines in the price of the Company's common stock since December 31, 1998, there are five such arrangements where common stock has been sold for less than the guaranteed price. These five arrangements, which were entered into from June 1998 through January 1999, guaranteed that $21.9 million would be received from the 1.2 million shares of ABT common stock issued in these transactions when sold pursuant to the lock-up agreements. The common stock issued in these transactions was recorded at values equal to the guaranteed prices. Through March 31, 1999, approximately 617,000 shares have been sold by the recipients who received proceeds of approximately $4.5 million, which is approximately $6.7 million less than the guaranteed amounts. Two of these arrangements have been modified whereby the recipients have agreed to suspend sales of the Company's common stock until after June 30, 1999 and the Company has agreed to make cash payments aggregating $2.8 million that are credited against the guaranteed amounts to be received by the recipients. Otherwise, the terms of the original agreements were not changed. In addition, certain recipients were granted options to purchase an aggregate of 95,000 shares of the Company's common stock at $5.00, which equaled the market price at the time of grant.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998
                                   (Unaudited)
================================================================================
Generally accepted accounting principles provide that additional obligations under stock issued with a guaranteed price be recorded with a simultaneous reduction in the amount previously recorded for the stock issued. Accordingly, in the three-month period ended March 31, 1999, the Company established a current liability for the $6.7 million with a corresponding reduction in stockholders' equity. Of this amount, $1.0 million was paid in cash prior to March 31, 1999, $2.9 million will be paid in cash prior to June 30, 1999, and $0.7 million will be paid in cash prior to September 30, 1999. The remaining $2.1 million can be satisfied through the issuance of additional shares of the Company's common stock or the payment of cash, at the Company's option.

If the shares remaining to be sold pursuant to these agreements are sold at an average of $7.00 per share, the proceeds received would be approximately $6.7 million less than the amounts guaranteed to be received for such shares. Of this amount, it is anticipated that approximately $2.2 million would be paid in cash with the remaining $4.5 to be satisfied through the issuance of additional shares of the Company's common stock or the payment of cash, at the Company's option.

(I)      Special Charges
         ----------------

Special charges include restructuring and other integration related costs which are non-recurring or infrequent in occurrence. Certain management integration and restructuring related decisions have been made and implemented through March 31, 1999. The costs of these activities are shown as special charges.

Though March 31, 1999, the Company has completed 34 acquisitions, most of which have continued to be operated in a manner similar to their operations prior to being acquired. To accomplish the Company's business strategy, it has been necessary to build a centralized operational infrastructure ahead of revenue growth and restructuring driven cost savings. The Company is in the process of centralizing and improving its accounting and data processing functions and implementing a company-wide enterprise resource planning system to meet all of its information systems requirements. The Company is nearing the completion of formulating a plan to integrate the acquired companies that includes the evaluation of the business processes of each operation and location to determine their relative importance to the Company's overall strategic plan. Such evaluation for each operation encompasses, among other things, staffing levels, product mix and focus, locale in relation to customer base, and levels and nature of assets utilized. In connection with the anticipated integration of the acquired companies, the Company previously announced it expects to record a non-recurring charge of between $5 and $15 million during Fiscal 1999 consisting primarily of severance and other personnel related costs and costs associated with consolidation of facilities. The Company expects to implement its anticipated integration plan resulting in a restructuring charge that will be at the high end of this range, and possibly above it. Although the formal restructuring plan has not been finalized, the Company has taken certain actions and incurred certain costs in the integration process. These costs have amounted to $1,956,946, which are being reported as special charges. Special charges consist of severance costs of $764,831, consulting and attorney fees of $402,377, travel of $420,917 and other costs of $368,821. The Company expects to finalize and approve the restructuring plan and accrue the restructuring charge in the fourth quarter of fiscal 1999.

ABT has recorded a significant amount of goodwill relating to the acquisitions completed to date. Although the Company believes that goodwill is recoverable from future operations in its current operating structure, as part of the Company's planned restructuring, it is likely that product portfolios, facilities and brands will be consolidated and, therefore, it is possible that some portion of goodwill will become impaired. Therefore, management intends to again review the recoverability of goodwill at the time of the restructuring to determine if any impairment has occurred and, if so, record a write-down to reflect such impairment. A write-down of goodwill would be a non-cash expenditure and likely be additive to the restructuring charge.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein. The Company is a vertically integrated agricultural seed company specializing in developing,  packaging,  processing  and  distributing  varieties  of forage and cool-season turfgrass seeds. The Company also distributes corn, soybean, and other seeds and certain non-seed items as ancillary products. Since January 1995, the Company has grown significantly through acquiring regionally based seed companies with proprietary products and established research, processing and distribution channels in their respective markets (the "Acquisition Program"). These acquisitions are summarized in note 1 of Notes to Consolidated Financial Statements in the Company's June 30, 1998 Form 10-K and note B of Notes to Consolidated Financial Statements herein. The results of operations of the acquired companies have been included in the Company's consolidated results beginning with the date of the acquisition in accordance with the purchase method of accounting. As discussed in note 1 (b) of Notes to Consolidated Financial Statements in the June 30, 1998 Form 10-K, the Company had taken effective control of acquired businesses as of a mutually agreed upon effective date that preceded the closing date when consideration was transferred to the sellers. Through March 31, 1998, the Company reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. After April 1, 1998, due to the size of the Company and the internal focus on integration of acquired businesses, the Company has changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date.

Acquisitions occurring subsequent to July 1, 1997 and, therefore, impacting comparability of the financial information presented herein, are as follows:

                                             Acquisition
Name                                         Date
----                                         -----------
Lofts Seed, Inc. and affiliates              January 1, 1998
Seed Corporation of America and affiliates   January 1, 1998
Zajac Performance Seeds, Inc.                January 1, 1998
Van Dyke Seed, Inc.                          January 1, 1998
Las Vegas Fertilizer, Inc.                   January 1, 1998
Discount Farm Center, Inc.                   January 24, 1998
Kinder Seed, Inc.                            February 1, 1998
The Ohio Seed Company, Inc.                  March 1, 1998
Peterson Seed Co., Inc.                      May 22, 1998
W-D Seed Growers, Inc.                       June 25, 1998
Geo. W. Hill & Co. (KY)                      July 8, 1998
Fine Lawn Research, Inc.                     July 8, 1998
Geo. W. Hill of Indiana, Inc.                July 10, 1998
J & M Seed Company                           July 21, 1998
Willamette Seed Company                      August 21, 1998
Allied Seed Company                          August 28, 1998
Oseco Inc.                                   September 1, 1998
Garden West Distributors                     September 18, 1998
HybriGene, LLC                               January 22, 1999

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

This report contains forward looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions. These include, among others, statements regarding the vertical integration of ABT, product development, demand for ABT's products, excess inventories, the status of the integration implementation, the consolidation trend of the industry, continuing downward pressure on prices and margins, the integration plan, the range of the non-recurring charge, recoverability of goodwill, proprietary transformation of products, margin increases, increase in amounts of research and development expenditures, future compliance with debt covenants, adequacy of funding, additional funding, rollout of the enterprise resource planning ("ERP") system, Year 2000 readiness, inflation , price and quality of supply, and weather. Forward looking statements involve a number of risks and uncertainties, and are not a guarantee of future performance. Actual results could differ materially. The risks and uncertainties associated with these statements include, but are not limited to: total acres of turfgrass and forage planted, customer purchases, deliveries and payments for ABT products, competitive pricing, weather, effective management of the integration process and cost reductions at ABT, ability of the Company to successfully transition to the new information systems throughout its operations, customer response to the integration, overall financial condition and asset status of ABT, relationships with and perceptions of potential lenders and investors, ability to obtain additional capital, litigation and other factors as detailed from time to time in the Company's SEC filings.

The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

Results of Operation

Selected information concerning the results of operations is summarized as follows:

                           Nine-Month Period            Three-Month Period
                            Ended March 31,               Ended March 31,
                      ---------------------------   ---------------------------
                          1999           1998           1999            1998
                      ------------   ------------   ------------    -----------
Net sales             $271,975,975    139,695,295    106,435,707     75,880,434

Gross profit            69,658,351     30,485,864     28,359,462     18,257,046
  Percentage of net
   sales                      25.6%          21.8%          26.6%          24.1%

Operating expenses      73,374,229     27,441,877     27,071,015     14,762,934
  Percentage of net
   sales                      27.0%          19.6%          25.4%          19.5%

Special charges          1,956,946            --       1,956,946            --
  Percentage of net
   sales                       0.7%           --             1.8%           --

The Company has essentially completed the first phase of its business strategy through an acquisition program that enabled the Company to accumulate the critical mass it believes is necessary to lead the transformation of the forage and turfgrass sector of the seed industry. The Company is now beginning the process of integrating the acquired businesses, which have generally been operating as they were prior to being acquired, into a single, customer-driven business entity centered around the ABT name and logo. In the integration process, the Company's objectives include raising margins and reducing expenses. The above table shows that some improvement has been made in margins. However, the integration process has not progressed to the point that operating expenses are being reduced. The Company has announced that it plans to remove at least $14 million, on an annualized basis, from its operating expenses by June 30, 1999.

The increases in the dollar amounts of the above items are primarily due to the Company's Acquisition Program described above, which results in certain operations  not being  included for the entire time  periods  listed  above.  An integral part of the Company's business strategy is to become vertically integrated with production operations within the Company producing seed varieties developed by the Company's research operations and then providing those seeds to the Company's distribution operations. This results in sales made by production operations that formerly were made to third parties prior to being acquired by ABT, being made to ABT owned distribution operations after acquisition. Such sales between ABT operations are eliminated in the Company's consolidated results of operations and amounted to $89.1 million (32.8% of reported net sales) in the nine-month period ended March 31, 1999 (the "Fiscal 1999 Nine-Month Period"), $42.6 million (40.1% of reported net sales) in the three-month period ended March 31, 1999 (the "Fiscal 1999 Three-Month Period"), $32.1 million (22.3% of reported net sales) in the nine-month period ended March 31, 1998 (the "Fiscal 1998 Nine-Month Period") and $22.1 million (29.1% of reported net sales) in the three-month period ended March 31, 1998 (the "Fiscal 1998 Three-Month Period").

In addition, total sales have been negatively impacted by less than expected international seed sales due to weak demand from the "Pacific Rim" countries and weak demand in Europe. The countries of the Pacific Rim continue to be affected by weak economies, the strong U.S. dollar and tightening credit. This situation has resulted in a significant reduction in sales to customers in these countries. The demand in Europe was negatively impacted by higher than normal fall moisture patterns, which resulted in higher than normal seed production yields and less seed being planted due to wet conditions. Because of this situation, European companies have continued to be net exporters of turfgrass seed products instead of importers. They have also continued to ship less expensive seed into the U.S. market, which is having a negative impact on prices. The excess European inventories have reduced both the amount of product sold into the European market and the price for which it was sold. Forage seed sales were impacted by the continuing weakness in the agricultural markets. Prices received by farmers for hogs and beef cattle have remained weak and prices received for dairy products, which had been strong, fell significantly. The major corn seed producers have been reducing prices in an effort to increase their market share. These developments have exerted a downward pressure on forage prices with some prices falling by half when compared to the previous year. Farmers are also delaying buying decisions in anticipation of continued price erosion. These factors have resulted in reduced sales of forage seeds. Overall forage seed inventories continue to be in excess of demand, except for shortages of non-dormant alfalfa and annual rye grass, which negatively impacted sales. European supplies are still high and some inexpensive Canadian seed is available.

An important part of the reason ABT management believes it can successfully execute the Company's long-term business plan is demand for ABT's proprietary forage and turfgrass seed products. Through the spring of 1999, the Company has experienced strong demand for its proprietary products. At March 31, 1999, many of the Company's important, leading forage and turfgrass seed varieties, were virtually sold out. There has been strong demand during the winter and spring for the many of Company's leading proprietary varieties of tall fescue, perennial ryegrass, annual ryegrass, alfalfa and forage sorgham.

The increase in the amount of gross profit is due to the Acquisition Program, as described above. The increase in the gross profit percentage is due to a combination of factors, primarily a change in product mix toward higher gross profit proprietary products, a decrease in prices of certain seed products purchased by the Company that are priced much like commodities, which allows a higher gross profit percentage to be earned, and a concentration of higher margin turfgrass seed sales in the Eastern United States, partially offset by higher production cost associated with the shortage of non-dormant alfalfa and the downward price pressure because of excess supplies.

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

To accomplish the Company's business strategy, it has been necessary to build a centralized, upgraded, operational infrastructure ahead of revenue growth and restructuring driven cost savings. The Company is in the process of centralizing and improving its accounting and data processing functions and implementing a company-wide ERP system to meet all of its information systems requirements. This necessitates that personnel and other resources be added at the central location prior to the time corresponding resources are eliminated at other locations, resulting in duplication of costs during the time both existing systems are being operated and the new system is being implemented. For example, prior to deciding to centralize the accounting function, the Company had approximately 60 full-time equivalent employees in its various operations performing accounting functions. During the centralization process, the Company will add 10 to 15 employees, but after centralization, the Company believes the accounting function will only require about 30 employees. In addition, many businesses acquired since October 1, 1997, have been primarily distribution oriented. Distribution companies generally have higher levels of operating expenses, and higher gross margins than production oriented companies. The
Company is nearing the completion of formulating a plan to integrate the acquired companies that includes the evaluation of the business processes of each operation and location to determine their relative importance to the Company's overall strategic plan. Such evaluation for each operation encompasses, among other things, staffing levels, product mix and focus, locale in relation to customer base, and levels and nature of assets utilized. In connection with the anticipated integration of the acquired companies, the Company previously announced it expects to record a non-recurring charge of between $5 and $15 million during Fiscal 1999 consisting primarily of severance and other personnel related costs and costs associated with consolidation of facilities. The Company expects to implement its anticipated integration plan resulting in a restructuring charge that will be at the high end of this range, and possibly above it. As described in Note I to the Consolidated Financial Statements, the Company has incurred special charges including restructuring and other integration related costs, which are non-recurring or infrequent in occurrence. Certain management integration decisions have been made and implemented through March 31, 1999. These charges were $1,956,946 for the three months ended March 31, 1999.

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

The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to costs incurred by newly acquired entities. The major components of operating expenses are as follows:

                               Nine-Month Period           Three-Month Period
                                 Ended March 31,             Ended March 31,
                           -------------------------   -------------------------
                               1999          1998          1999          1998
                           -----------   -----------   -----------   -----------
Personnel costs            $33,291,586    13,503,044    12,269,893     6,796,650
Occupancy expenses          11,151,615     4,656,959     4,582,063     2,651,453
Vehicle and shipping         6,948,879     1,700,787     4,077,053     1,039,496
Outside services             3,576,427       666,972     1,560,617       208,386
Travel                       2,620,281     1,168,467     1,127,925       664,397
Advertising and promotion    5,425,116     1,468,550     1,660,769       961,551

Research and development expenditures were $2,367,349 in the Fiscal 1999 Nine-Month period and $620,754 in the Fiscal 1999 Three-Month Period compared to $1,461,715 in the Fiscal 1998 Nine-Month period and $542,218 in the Fiscal 1998 Three-Month Period, substantially all of which was attributable to W-L Research, Inc., E.F. Burlingham & Sons, and Lofts Seed, Inc., all of which have major research and development programs. As the Company transforms its forage and turfgrass seed businesses to proprietary products and increases gross margins, the Company expects that research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

The Company's interest expense increased to $7,836,358 in the Fiscal 1999 Nine-Month period and $2,257,861 in the Fiscal 1999 Three-Month Period compared to $2,904,358 and $1,794,287 for the same periods in the prior year. This was primarily due to increased borrowings under the Company's revolving line of credit, including a $15 million overadvance facility beginning August 1998, and the $15 million bridge loan from Deutsche Bank AG beginning July 1998. The overadvance facility and the bridge loan bore interest at rates that were considerably higher than the revolving line of credit. Under these arrangements, the Company incurred interest expense and fees during the Fiscal 1999 Nine-Month Period aggregating $2.9 million. In late December 1998 and early January 1999, the Company issued $23.3 million of 5% subordinated convertible debentures and, in early January 1999, the overadvance facility and the bridge loan were repaid.

The Company provides income taxes for interim periods based on the Company's estimate of its effective income tax rate for the corresponding fiscal year. The Company anticipates its effective income tax rate for the year ending June 30, 1999 will be approximately zero. During the three months ended March 31, 1998, the Company concluded it was more likely than not that deferred tax assets would be realized and, accordingly, recognized approximately $2.9 million as an income tax benefit.

The Company's net loss was $12,211,646 for the Fiscal 1999 Nine-Month Period and $2,263,035 for the Fiscal 1999 Three-Month Period compared to net earnings of $4,317,634 and $4,926,114 during the same periods in the prior year as a result of the items discussed above. The net loss for Fiscal 1999 includes special charges, described above and in the note I of Notes to Consolidated Financial Statements, of $1,956,946. Average common shares outstanding used in computing earnings per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants. Due to net losses for the Fiscal 1999 periods presented, currently outstanding options, warrants and convertible debt are anti-dilutive and do not impact earnings (loss) per share.

As discussed above, through March 31, 1998, the Company recognized acquired businesses in its Consolidated Financial Statements as of the effective date agreed upon with their sellers. If the results of operation of the acquired businesses from the effective date to the closing date were removed from the reported consolidated operating results and acquisitions were reflected beginning with the closing dates, net sales would have been approximately $64,129,000 for the Fiscal 1998 Three-Month Period and $117,652,000 for the Fiscal 1998 Nine-Month Period and net earnings would have been approximately $4,314,000 and $2,620,000 for such periods.

Liquidity and Capital Resources

EBITDA (earnings before interest, income taxes, depreciation, and amortization) is widely used as a measure of a company's operating performance and its ability to service its indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net earnings (loss) as a measure of performance, or cash flow from operations as a measure of liquidity. The Company had EBITDA (excluding special charges) of $6.2 in the Fiscal 1999 Nine-Month Period and $7.1 million in the Fiscal 1998 Nine-Month Period. For the Fiscal 1999 Three-Month Period, EBITDA (excluding special charges) was $5.4 million compared to $5.3 million for the Fiscal 1998 Three-Month Period.

Net earnings (loss) adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred taxes, and options for services amounted to ($3.6) million in the Fiscal 1999 Nine-Month Period and $3.2 million in the Fiscal 1998 Nine-Month Period. In addition, during the Fiscal 1999 Nine-Month Period the Company's net operating assets and liabilities, excluding the effects of acquisitions, required the use of $36.8 million of cash compared to $32.8 million in the prior year, which amounts were funded by increases in short-term debt. This resulted in the Company having net negative cash flows from operating activities of $40.4 million during the Fiscal 1999 Nine-Month Period compared to net negative cash flows from operating activities of $29.5 million during the Fiscal 1998 Nine-Month Period. The increases in accounts payable, inventories and accounts receivable are reflective of the seasonality of the Company's business. During the Fiscal 1999 Nine-Month Period, the Company had net negative cash flows from investing activities of $44.7 million, primarily from investments in property, plant and equipment and acquisitions, reduced by the proceeds received from the sale of the assets of the fertilizer division of the Willamette Seed Company compared to net negative cash flows from investing activities of $40.6 million in the Fiscal 1998 Nine-Month Period. Also, during the Fiscal 1999 Nine-Month Period, the Company had net cash flows from financing activities of $87.8 million, primarily due to proceeds from short-term debt of $32.1 million, proceeds from long-term debt of $23.3 million and proceeds from the issuance of common stock and warrants of $38.8 million, compared to net cash flows from financing activities of $70.6 million during the Fiscal 1998 Nine-Month Period.

The Company had working capital of $27.1 million at March 31, 1999, as compared to $25.4 million at June 30, 1998. The increase in working capital was primarily caused by the capital raising activities of the Company, offset by cash used in operations. To finance acquisitions and ongoing operations, the Company has raised additional equity capital. In the Fiscal 1999 Nine-Month Period, the Company received cash proceeds of $26.3 million from the sale of 2,602,820 shares of the Company's common stock, $1.8 million from 448,499 options exercised, $6.7 million from 556,410 warrants exercised and $4.1 million allocated to warrants issued. In addition, as described in note C of Notes to Consolidated Financial Statements, the Company sold $23.3 million of convertible debentures.

The Company has a $100 million revolving credit facility with Bank America Business Credit ("BABC") and other lenders expiring in June 2001. In April 1999, the lenders under the revolving line of credit provided the Company a seasonal increase of $10.0 million, which allows up to $110.0 million to be borrowed through June 30, 1999 subject to availability limitations. Borrowings under the revolving line of credit were $98.2 million at March 31, 1999. At May 7, 1999, the Company had borrowed $96.5 million under the revolving line of credit and $12.4 million was available to be borrowed. Interest is payable monthly based on a variable rate that averaged 7.6% at March 31, 1999. Borrowings under the revolving line of credit are subject to a borrowing base computation and compliance with certain financial covenants. Compliance with the financial covenants is tested on a quarterly basis when quarterly financial information is available. At March 31, 1999, the Company was not in compliance with the debt service coverage covenant under the revolving credit agreement. The lenders have waived compliance with this requirement. The Company is working with the lenders to amend such covenant to be reflective of its current operating configuration in a manner that should lessen the likelihood of the need for similar waivers in the future. However, there is no assurance such amendment will be obtained.

As discussed in note C of Notes to Consolidated Financial Statements, on April 15, 1999, the Company announced its intent to pay off its $23.3 million of subordinated convertible debentures in full with cash to prevent a resetting of the amount of shares into which the debt can be converted. A significant portion of the redemption is expected to be funded with internally-generated funds. To the extent sufficient amounts are not available from internally-generated funds, the Company will need to obtain additional amounts from external sources. The difference between the amount paid to retire the debt and the amount reflected on the Company's books would be reflected as an extraordinary item.

The Company believes, based on current plans and assumptions relating to its operations, borrowings under its revolving credit facility will provide sufficient resources to substantially fund the Company's operations through June 30, 1999. However, the Company may need to seek an increase in or an alternative to the revolving credit facility to finance increased working capital needs if acquisitions are consummated in the future. Furthermore, the seed business is subject to wide seasonal fluctuations, which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales. This also reflects industry practice that dictates a significant amount of sales of certain products are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather, which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. For these reasons, it is possible that the Company may need to seek additional financial resources to finance ongoing operations. In addition, the Company may seek permanent financing at some point in the future to reduce its dependence on short-term debt and provide greater financial flexibility.

The Company entered into letters of intent to acquire certain business units of AgriPro Seeds, Inc. ("ABI"), Moore Seed Processors and Production Plus+. See note H of Notes to Consolidated Financial Statements regarding ABI. The Company has postponed the other two transactions and there can be no assurance any of the three will ever be completed. Should any acquisitions be completed in the future, the Company will need to obtain additional debt or equity financing to fund the cash portion of any additional acquisitions.

In October 1998, the Company previously announced it had retained Merrill Lynch & Co. and Deutsche Bank Securities, an affiliate of Deutsche Bank AG, as its investment bankers, to explore alternatives to maximize shareholder value. On January 22, 1999, the Company announced it has decided to remain independent and to suspend formal efforts to find a strategic partner. The Company believes its goals can best be met by moving to an informal process of working with third parties on a quiet basis without timeline expectations. See note H of Notes to Consolidated Financial Statements.

Management Information System and Year 2000

The Company's Form 10-K for the year ended June 30, 1998 contains a discussion of the Company's process to address the consequences of reaching the Year 2000 and the implementation of an ERP system to meet its information system requirements. Approximately 90% of the Company's revenue base will be covered by the ERP system and the remaining 10% will continue on an existing system that is Year 2000 compliant. As of May 13, 1999, the Company has implemented the ERP system, which is designed to be Year 2000 compliant, for approximately 45% of its revenue base. The remaining revenue base is expected to implement the ERP system by September 1999. The Company is also in the process of installing a wide area network to support the ERP system and internal communications. Year 2000 compliance statements for all hardware, software and service providers associated with this infrastructure have been obtained and are on file.

In addition, a preliminary survey of internal systems has been completed. This survey indicated that existing local area networks, desktop operating systems and desktop hardware are, in many cases, not compliant. As a result, an in-depth inventory assessment and testing of all internal systems regarding Year 2000 was conducted. During this process, all hardware was inventoried and tested by using a third-party Year 2000 software application. The Company has three sites that have local area networks that are not Year 2000 compliant. These sites are expected to be upgraded by July 31, 1999. All desktop systems that the Company plans to retain are Year 2000 compliant and all desktop applications are being upgraded to various Microsoft products which are Year 2000 compliant. Any non-compliant equipment will be replaced or upgraded by approximately June 30, 1999.

An in-depth survey of all vendors and major customers regarding their Year 2000 compliance is in process. To date, the Company has Year 2000 readiness certificates on file for 70% of our major customers and 80% of our major vendors. This process is expected to be completed by June 30, 1999. A statement of Year 2000 compliance has been received from 99% of critical vendors, including the long distance and wireless service provider and local exchange carriers. This process for the remaining critical vendors should be completed by May 30, 1999.

Cumulative expenditures on the project are approximately $6.4 million through March 31, 1999. Total costs for this project are estimated to be approximately $7.5 million. This figure represents an increase of $1.5 million over the previous estimate due to the decision to implement additional modules of the ERP system and costs associated with certain design changes required to accommodate changes in the Company's operating structure.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in the Company's Form 10-K for the year ended June 30, 1998.

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

Between January 14, 1999 and March 19, 1999, fourteen securities class action complaints were filed against the Company and certain of its former directors and current and former officers in federal court in New Mexico, New York and Nevada. The lawsuits were filed on behalf of purported classes of purchasers of ABT common stock between various dates ranging from September 24, 1997 through February 16, 1999.The complaints are presently all pending in the federal courts in Nevada and contain allegations concerning, among other things, the Company's financial statements, including the accounting treatment for acquisitions closed in 1997 and 1998, and certain statements made by the Company concerning its efforts to find a strategic equity investor in late 1998 and early 1999. The complaints allege that the Company's statements on these and other topics were false and misleading and caused an artificial rise in the Company's common stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") as amended, Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. The Company believes it has meritorious defenses to these actions and intends to defend itself vigorously.

However, due to the risks of litigation, a prediction of the final outcome of these proceedings cannot be made with certainty, and an unfavorable result in any of these actions could have a material adverse impact.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  27.1 Financial Data Schedule

                  99.1 Pro forma financial information

(b)      Reports on Form 8-K

During the quarter ended March 31, 1999 and through May 13, 1999 the following Forms 8-K were filed:

Dated December 30, 1998 and filed on January 11, 1999 - To report under Item 5, the issuance of convertible subordinated debentures and warrants to purchase common stock.

Dated January 22, 1999 and filed on January 27, 1999 - To report under Item 5, that the Company had suspended its previously announced efforts to find a strategic equity partner.

Dated  January 22, 1999 and filed on February 5, 1999 - To report  under Item 5,
(a) the acquisition of HybriGene, LLC and to provide financial statements of the acquired company and pro forma financial information and (b) changes in members of the Company's board of directors.

Amendment filed January 29, 1999 to report dated August 28, 1998 and filed September 11, 1998 - To provide under Item 7, pro forma financial information.

Amendment filed March 23, 1999 to report dated January 6, 1998 and filed January 16, 1998 - To provide under Item 7, the financial statements of Lofts Seed Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                AGRIBIOTECH, INC.,



Date:  May 14, 1999                             By:  /s/ Randy Ingram
                                                     Randy Ingram,
                                                     Co-President/CFO