Form 10-K
period 1999-06-30
AGRIBIOTECH INC
filed 1999-10-13
CIK 876320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act 1934
             For the fiscal year ended June 30, 1999
                                    or
         [ ] Transition Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934
             For the Transition Period from
             ______________ to ______________

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.  Yes X
No__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of October 12, 1999, was $209,831,038 (assuming solely for purposes of this calculation that all directors and executive officers, of the Registrant are "affiliates"), based on a closing sale price of $4.34375 per share.

     The number of shares outstanding of the Registrant's Common Stock, par value $.001 per share, as of October 12, 1999, was 49,678,281.

     Documents Incorporated by Reference: Not applicable.

                                TABLE OF CONTENTS

                                     PART 1

                                                                          PAGE
                                                                          ----
ITEM 1.  BUSINESS.......................................................... 2
           General......................................................... 2
           Forward Looking Statements...................................... 3
           Products........................................................ 8
           Cool-Season Turfgrass........................................... 8
           Forages......................................................... 8
           Proprietary vs. Non-Proprietary................................. 8
           Intellectual Property........................................... 9
           Research and Development........................................ 9
           Biotechnology................................................... 9
           Seed Production and Packaging................................... 9
           Production...................................................... 9
           Packaging....................................................... 10
           Distribution.................................................... 10
           Domestic........................................................ 10
           Foreign......................................................... 10
           Competition..................................................... 11
           Seasonality..................................................... 11
           Environmental Regulation........................................ 11
           Employees....................................................... 11

ITEM 2.  DESCRIPTION OF PROPERTIES......................................... 11

ITEM 3.  LEGAL PROCEEDINGS................................................. 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 12

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS............................................... 12

ITEM 6.  SELECTED FINANCIAL DATA........................................... 13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS......................................... 14

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........ 25

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.............................................. 25

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 25

ITEM 11. EXECUTIVE COMPENSATION............................................ 27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 34

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.. 35
           List of Exhibits................................................ 35

SIGNATURES................................................................. 39

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     AgriBioTech, Inc. ("ABT") is a Nevada corporation formed in 1987. ABT's principal executive offices are located at 120 Corporate Park Dr., Henderson, Nevada 89014.

     ABT is a vertically integrated developer, producer, marketer, and distributor of forage and cool-season turfgrass seed, whose operations include a research and development program to develop improved varieties through traditional breeding programs, seed processing plants to clean, condition and package seed grown under contract for ABT, and national and international sales and distribution networks. In order to offer its customers a broad array of products, ABT also distributes seeds for warm-season turfgrasses, wildflowers, and native grasses, and seeds for other crops such as corn, soybeans, sorghum, wheat, and vegetables. ABT's Specialty Distribution operations, which operate in certain geographical areas, also sell pesticides, wetting agents, water and soil conditioning products, and lawn, garden and golf course supplies.

     The forage and cool-season turfgrass seed business has historically been a low margin, cyclical business due to its fragmented nature, lack of vertical integration, potential for over capacity and resulting over production of non-proprietary, freely available public varieties, and price-based competition.

     To address this, ABT has implemented a three stage business strategy. The first stage is the acquisition of leading North American companies active in each step (research, production, distribution and sales) of the forage and cool-season turfgrass seed industry. The second stage is the combination of these acquisitions into a single customer-focused vertically integrated, more efficient, higher margin, operating entity. The third stage is the development of higher value proprietary varieties and the shifting of sales to them and away from public, non-proprietary seed varieties. ABT also has the long-term objective of using biotechnology to make new traits available to customers.

     ABT has completed the first stage of its strategy by making 34 acquisitions, including nine in the fiscal year ended June 30 ("Fiscal), 1999, and thereby growing from net sales of approximately $29,000 in calendar 1994 to net sales of $370 million for Fiscal 1999. During Fiscal 1999, ABT initiated the second stage by restructuring and combining the personnel and operations of the acquired companies into a single operating entity and implementing a company-wide accounting and management information system. This restructuring and combining included a significant reduction in headcount, consolidation and closing of 33 facilities, reduction of brand names and other efficiencies. The third stage has begun and will be a continuing process.

     Prior to the June 1999 restructuring, ABT assessed performance of its operations and made decisions about allocation of resources as one combined business, consisting of all the acquired entities and, therefore, operated as a single segment. After restructuring, ABT will operate and manage its business by business units focused on the nature of the customers served by each business unit. ABT has segregated its customers into three basic categories: (1) those that are primarily retail focused or are end-use consumers; (2) those that are primarily wholesale focused; and (3) those characterized by ABT as Specialty Distribution. The retail operations serve customers throughout North America using four geographical areas. These customers include mass merchandisers, independent lawn and garden or agricultural retailers, golf courses, sports fields, sod farms, landscapers, dairies, cattle ranchers, commercial hay growers, farmers, land reclamation projects, hydroseeders, highway departments, and airports. The wholesale operations serve domestic customers that generally are larger entities with their own sales forces and distribution channels that re-sell ABT's products to others and international users of forage and cool-season turfgrass seed. Wholesale operations also includes seeds sold through private labels of others. Specialty Distribution serves customers formerly served by three acquired businesses that provide a full range of seed, chemicals, fertilizers, lawn and garden supplies, and ancillary products to a wide range of customers, including golf course, landscapers and hardware-type retail stores in certain markets in the United States. On a prospective basis, ABT will report operating segments based on the customer segregation described above. Due to the number of acquisitions completed by ABT and the different methods and systems of accumulating data in the acquired businesses, it is impossible to provide operations data for the periods prior to July 1, 1999 based on the segments to be used prospectively.

Forward Looking Statements

     In this report and  elsewhere  (Annual  Report,  other SEC  filings,  press releases, investor and analyst conference calls), ABT has made and will make forward-looking statements relating to matters such as anticipated financial and operational performance; management plans; revenue, cost and profit projections; research and development of new products; acquisition and integration of companies; performance of the seed industry and ABT's competitors, and management's underlying assumptions about the above.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in order to encourage companies to make such statements in order to provide additional information to investors. ABT wishes to make such statements and to avail itself of the "safe-harbor". In order to do so ABT states that, as to any forward-looking statement, it involves risks and uncertainties is not a guarantee of future performance, and the actual financial and economic performance and condition of ABT may differ materially from that expressed in the forward-looking statement, due to a variety of factors, including:

     Ability to Effectively and Profitably Integrate Our 34 Acquisitions: Our future success depends upon our ability to combine or integrate the operations of the businesses we have acquired into a vertically integrated operation, combining research, production, distribution, marketing and sales. We must also realize efficiencies and cost savings without losing sales and margins. These will consist mainly of headcount reductions, the closing of certain facilities and reduction in brands and seed inventory. If we cannot successfully and efficiently integrate all of the businesses we have acquired, our business, financial condition and/or operating results may be materially adversely affected and we would not expect to operate profitably.

     Lack of Historical Profitability: Accumulated Deficit of Approximately $62 Million as of June 30, 1999: Over the life of ABT, we have not shown consistent profitability. We have reported only four profitable quarters since becoming a publicly owned company in September 1993 and Fiscal 1998 was our first profitable year. We had an accumulated deficit of $61,798,147 through June 30, 1999 which includes a net loss of $49,760,307 for Fiscal 1999. This affects and lead to the financial factors discussed below.

     Possible  Inability  to Obtain  Additional  Capital  or Short and Long Term
Financing: Our capital requirements have been and are expected to remain significant. We will need additional capital and/or financing to fund operations until we achieve and sustain profitability. Our capital requirements depend on many factors. These factors include the timing and cost of future acquisitions, if any, the time and cost involved in integrating our acquired companies, recent weaknesses in the agricultural economy and our success at expanding existing operations. We may need to seek additional capital and/or an increase in or an alternative to the revolving credit facility and/or other financings to finance increased operating or integration needs, or a cutback in operations resulting from, among other things, unexpected changes in seasonality or weather patterns, or if our integration plans are more costly than anticipated.

     We are currently exploring financing alternatives, including leveraging real estate assets that are not now encumbered, to supplement, our current revolving credit facilities. It is also possible we may issue additional equity. There is no assurance that such financing will be finalized.

     Possible Inability to Fund Debt Service Costs of Approximately $12 Million Per Year on Substantial Indebtedness: Effects of Financial Leverage: We have indebtedness that is substantial in relation to our stockholders' equity, and interest and debt service requirements that are significant compared to our cash flow from operations. Our cash flow from operations, to date, has not been sufficient to meet our debt service obligations without additional equity and debt financings. We have a revolving credit facility with financial institutions under which we may incur up to $90 million of indebtedness subject to a borrowing base computation and compliance with financial covenants. Through June 30, 1999, ABT has not been in compliance with the debt service covenant. Subsequent to June 30, 1999, this covenant has been amended to reflect ABT's current operational structure and forecasted results of operation. As of October 8, 1999, we had borrowed approximately $62.1 million under the revolving credit facility and approximately $26.5 million was available on that date to be borrowed. In addition, we have approximately $18 million of other long-term obligations.

     The annual debt service requirements, including scheduled debt repayments and interest, on this debt total approximately $12 million, reflecting anticipated average borrowings under our revolving credit facility. Weaknesses in the agricultural economy and the bankruptcy of a major customer (Hechinger Co.) have negatively impacted availability under our revolving credit facility. It is possible we may not have sufficient funds in the future to meet our obligations under the revolving credit facility and other indebtedness.

     The extent of our debt could have important consequences. For example:

     - Our level of indebtedness could make it more difficult to satisfy our debt repayment obligations;
     - Our level of indebtedness could increase our vulnerability to general adverse economic and industry conditions;
     - A substantial portion of our cash flow from operations must be dedicated to debt service and is, therefore, not available for operations and other purposes;
     - Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, research and development, or general corporate purposes may be impaired;
     - Covenants in the revolving credit facility could limit our ability to expand, compete and make capital improvements; and
     - Our borrowings under the revolving credit facility are and will continue to be at variable rates of interest, which exposes us to the risk of increased interest rates.

     Our ability to pay interest on debt and to satisfy our other obligations depends upon our future financial and operating performance. If we are unable to service our indebtedness, we will be forced to adopt an alternative strategy that may include reducing or delaying capital expenditures, scaling back expansion efforts, selling assets, restructuring or refinancing indebtedness or seeking additional equity capital. We may not be able to implement any of these strategies on terms acceptable to us.

     Risk of Foreclosure Due to Possible Violations of Restrictions Imposed on ABT by Terms of Lender Indebtedness: Our revolving credit facility or additional lending agreements with our lenders contain or may contain restrictions that limit us in many ways. A breach of any of these covenants could constitute an event of default under such agreements. These restrictions may significantly limit or prohibit us from incurring additional indebtedness, making prepayments of indebtedness, paying dividends, making investments or acquisitions, engaging in transactions with affiliates, creating liens, selling assets and/or engaging in mergers and corporate consolidations. The revolving credit facility also requires us to maintain specified financial ratios and to satisfy various financial condition tests. If there were an event of default under this agreement, the lenders could declare the total amount outstanding, together with accrued interest, immediately due and payable. If we were unable to repay those amounts, the lender could proceed to foreclose their security interest in the collateral securing the indebtedness.

     Operating Results May Fluctuate Due To Cyclical Nature of Agricultural Products and Weather: Most agricultural products, including much forage and turfgrass seed, are commodities, whose wholesale price and quantity are subject to wide fluctuations based on supply and demand. This could result in large fluctuations in our results of operations. In addition, weather (rain, drought, wind, hail, frost) pests, disease and other natural forces can affect the quantity, quality and timing of the production of seed, and the demand for seed, and this affects availability and price of seed.

     Demand is Subject to a Variety of Factors: Demand for turfgrass depends upon the initial seeding and subsequent reseeding of lawns in a variety of user markets such as home lawns, office landscaping, athletic fields, golf courses, landscapers and sod growers, which demand depends upon general economic conditions, population and income growth, housing starts, golf course and recreational facilities development and office construction. Demand for forage crops depend upon demand for beef, sheep and milk and other dairy products, as well as the economic attraction of alternate crops such as corn and soybeans, which, in turn, depends upon grain prices for such crops and the agricultural economy in general.

     Fluctuations of Quarterly Results: Our sales are subject to wide seasonal fluctuations that reflect the typical purchasing and growing patterns for forage crops and turfgrass. Results of operations from quarter to quarter do not necessarily reflect the results that may be expected for any other interim period, or for the entire year. Also, because the purchasing and growing patterns are different for forage and turfgrass seeds, our sales are affected by the breakdown of our product mix.

     Ability to Implement and Utilize Management Information Systems and the Year 2000 Risks: As of August 1, 1999, ABT believes that all of its domestic information systems were Year 2000 ready. Domestic operations constitute approximately 96.4% of the Company's annual revenue. This was in large part accomplished by migrating approximately 86.5% of domestic operations to an Oracle based Enterprise Resource Planning ("ERP") information system and the remaining 13.5% will continue on an existing system that is believed to be Year 2000 ready. ABT is in the process of integrating its Canadian operations into its ERP information system and has contracted for software, hardware and consulting services to complete this integration by the end of October 1999. ABT's operations in Mexico will be converted to an independent Year 2000 ready platform by November 1999. The conversion of these international operations will complete our internal Year 2000-information systems readiness project. However, there can be no assurance that this will be accomplished.

     The ability of third parties with which ABT transacts business to adequately address their Year 2000 issues is outside of ABT's control. ABT has taken steps to confirm that the systems of its major suppliers and customers are Year 2000 compliant and to determine whether the nature of any noncompliance would have a material adverse effect on ABT's business, financial condition and results of operations.

     There can be no assurance that the failure of ABT or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on ABT's business, financial condition, cash flows and results of operations.

     Additionally, the Oracle ERP system is important to ABT's ability to obtain accurate and timely company wide data, which is needed for management decision making and financial reporting. Migration to and full use of, the ERP system has caused and will continue to cause changes in business processes and practices. These changes will continue. Full utilization of the system requires continual improvement in the system, changes to business practices and training of employees. There is no assurance that this will be optimal.

     Potential Material Adverse Effects If We Are Unable to Manage Recent Rapid Growth from Net Sales of $26 Million in Fiscal 1996 to Net Sales of $370 Million for Fiscal 1999: We have acquired all or part of 34 businesses in the forage and turfgrass seed sector since January 1, 1995. As a result of these acquisitions, we have experienced significant revenue growth and expanded the number of our employees and the geographic scope of our operations. Additionally, this rapid growth has placed and may continue to place significant demands on our management, technical, financial and other resources. To manage growth effectively, we will need to improve operational, financial and management information systems, procedures and controls. Additionally, we recently reorganized our senior management. The founders of ABT are no longer members of senior management. We have a new Chief Executive Officer, a new President/Chief Operating Officer, two Executive Vice-Presidents and a Senior Vice-President, who have overall responsibility for managing ABT. These changes were put into effect in February through June 1999. There can be no assurance that management will be able to successfully manage our growth. We may not be able to manage future growth effectively, and failure to do so could have a material adverse effect on our business, financial condition and/or operating results.

     No Assurance of ABT's Ability to Continue to Grow Since We Relied on Acquisitions to Grow and Do Not Intend to Make Many Acquisitions in the Future:
We have experienced significant growth in net sales, from $26 million in Fiscal 1996 to $66 million in Fiscal 1997, $205 million in Fiscal 1998 and to $370 million in Fiscal 1999. Although we have achieved this growth through acquisitions, we do not intend to make many acquisitions in the future and may even sell individual or groups of assets as part of our integration plans. Our future growth depends upon our ability to integrate our operations, and to increase sales from existing operations. We may not be successful in expanding existing operations because we operate in a highly competitive industry, which is highly cyclical due to weather and consumer demand.

     Possible Inability of ABT to Develop New Genetically Superior Products: We are attempting to develop new, genetically superior forage and turfgrass varieties. If we are not able to develop and successfully market genetically superior strains, either through our own efforts or with industry partners, our business, financial condition and results of operations may be materially adversely affected.

     Possible Inability to Obtain Market Acceptance for Genetically Superior Varieties May Adversely Affect Profitability: Even if we are successful in developing genetically superior forage and turfgrass varieties, there can be no assurance that there will be a market for these products, or our competitors could develop and market better products or products with greater market acceptance. Even if a market for these products develops, there can be no assurance that we will recover the costs associated with developing and marketing them. If we cannot effectively market new products we develop, at prices sufficient to cover costs and generate adequate return on capital, our business, financial condition and results of operations may be materially adversely affected.

     Dependence on Rights for Forage and Turfgrass Varieties: We own the rights to a number of forage and turfgrass varieties that are protected under the U.S. patent laws, and/or the Plant Variety Protection Act and are seeking to acquire and/or develop other protected varieties. These rights may be challenged, invalidated or circumvented. In addition, others could claim that products that we developed violate their rights. We may incur substantial costs in asserting our rights against others, and/or defending any infringement suits brought against us by others.

     Possible Inability to Obtain Third Parties' Biotechnology or Lack of Market Acceptance May Adversely Affect Profit Margins: Biotechnology tools and assets have led to the introduction of new, improved and specialized corn, soybeans and cotton. We believe that biotechnology will also lead to the introduction of improved seeds in the forage and turfgrass seed sector. If we cannot develop or obtain a license to biotechnology tools and bioengineered genetic traits, or if we cannot develop and market products with these traits at prices sufficient to cover costs and generate adequate return on capital, our business, financial condition and results of operations may be materially adversely affected. Furthermore, there has been consumer resistance to genetically modified food grains, which could affect market acceptance in the United States for all genetically modified plants. ABT's focus is on forage and turfgrass seed, not on seed for food crops. A significant lack of market acceptance for these seeds could have a material negative impact on ABT's anticipated future profit margins.

     Possible Inability to be Competitive Against Large Agricultural Seed Companies, Who May Decide to Compete Against ABT, as Well as Numerous Large Regional Seed Companies and Numerous Small Family Seed Businesses: The seed industry and the field of agricultural technology are both highly competitive. Our largest United States competitors for alfalfa seed are Cenex/Land O'Lakes/Research Seed, Helena/AgriPro, Pioneer and Cal/West Seeds, each of which we estimate has annual alfalfa seed sales of between $20 and $60 million. Our largest competitors for forages other than alfalfa are FFR Research and its farm cooperative members. We also compete with small family owned businesses that are strong competitors in small geographic areas. For cool- season turfgrass seed, we compete with a number of companies that have annual sales of between $20 and $80 million. Most of these companies are regional companies with only Pennington Seed, which is owned by Central Garden and Pet Company, and O.M. Scott having national brand name acceptance.

     The major agricultural seed companies in the United States focus their sales around corn, and soybean seed, including Dupont/Pioneer Hi-Bred International, Monsanto/DEKALB/Holden/Asgrow, Novartis AG and Dow/Mycogen Corporation, and cottonseed, including Delta and Pine Land Company. In the past, these companies have treated forage and turfgrass seeds as secondary crops.

     Although many of our competitors are small family owned businesses and regional companies, many are not. Additionally, other forage and/or turfgrass competitors might consolidate. Further the major agricultural seed companies may decide to intensify their efforts in the forage and turfgrass seed sector and compete against us. We may not be able to compete successfully against these companies. These competitive factors could have a material adverse effect on ABT's business, results of operation and/or financial condition.

     Dependence on Key Personnel: Our success depends in large part on the efforts, abilities and expertise of our executive officers. The founders of ABT are no longer members of senior management and the new management structure consisting of a Chief Executive Officer, a President/Chief Operating Officer, two Executive Vice-Presidents, and a Senior Vice-President is completely responsible for implementing ABT's integration efforts and restructuring. The loss of any of these key personnel could have a material adverse effect on our business, financial condition and results of operations. Along with our integration efforts, we are hiring qualified marketing, financial, management information system, and other technical personnel, upon whom our prospects depend. Competition for qualified personnel is intense and there can be no assurance that we will be successful in attracting or retaining such personnel.

     Potential  Undiscovered  Liabilities Associated with ABT's 34 Acquisitions:
The businesses that we have acquired may have existing, but currently unknown, liabilities that we may have been unable to discover during our pre-acquisition investigation. If such liabilities are discovered, our operations may be materially adversely affected. These liabilities may arise from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements. Any indemnities or warranties that we receive from prior owners may not fully cover these liabilities due to their limited scope, amount or duration, the limited finances of the sellers, or for other reasons.

     Costs of Complying with Department of Agriculture, Food and Drug Administration, Environmental Protection Agency and Various State Government
Regulations: Our operations are directly and indirectly subject to various Federal and state environmental controls and regulations. If existing environmental regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws may be substantial. We believe that we are in substantial compliance with existing environmental regulations. However, these regulations may be changed with retroactive effect and new laws or regulations may be passed at any time.

     The United States Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, and various state agencies regulate the development of seed of bio-engineered plants. The regulatory agencies that administer existing or future regulations or legislation may not allow us to produce and market genetically engineered seed. Even if we are legally permitted to produce and market genetically engineered seed, existing or future regulations and legislation may prevent us from doing so in a timely manner or under technically or commercially feasible conditions.

     Adverse Effect of Potential Future Sales of Common Stock: As of October 8, 1999, we had 49,678,281 shares of common stock issued and outstanding. Of these shares, approximately 6,640,000 shares are "restricted securities" as that term is defined in Rule 144 under the Securities Act. It is possible that the sale of these restricted shares, or even the potential for these sales, may have a depressive effect on the price of our common stock in the public trading market. Any depressive effect could impair our ability to raise additional equity capital. All but approximately 1,000,000 of these restricted shares, which are currently available for resale under Rule 144, have been registered for resale under the Securities Act. At June 30, 1999 we also have approximately 8.9 million shares of common stock available for issuance without restriction upon exercise of outstanding options and 3.2 million shares of common stock available for issuance without restriction upon exercise of outstanding warrants. We cannot predict what effect sales of these shares may have on the existing market price of our common stock.

     Holders of restricted securities must satisfy the prospectus delivery and other requirements of the Securities Act prior to making any sales of the shares, unless the sales are made in accordance with the provisions of Rule 144. Under Rule 144, if we are in compliance with various public information requirements, holders of restricted securities that have held those securities for at least one year may sell limited amounts of those securities. Rule 144 also permits non-affiliates to sell restricted securities free of any volume limitations if those securities have been held for at least two years.

     Public Market Risks: Volatility of ABT Securities Prices: The market price for our securities has been and may continue to be very volatile. Factors such as our financial results, financing efforts, changes in earnings estimates by analysts, litigation, conditions in our business and various factors affecting the agriculture industry generally may have a significant impact on the market price of our securities. If, in some future quarter, our operating results are below the expectations of analysts, which has occurred in the past, the price of our securities may be materially adversely affected. These factors and general economic and market trends may adversely affect the price of our securities. Additionally, in the last several years, the stock market has experienced a high level of price and volume volatility. During this period the market prices for many companies, particularly small and emerging growth companies like ours, have experienced wide price fluctuations and volatility that have not necessarily been related to the operating performance of those companies. Our operating results are also tracked by professional analysts.

                                    PRODUCTS

Cool-Season Turfgrass

     Approximately 48% of ABT's sales in Fiscal 1999 were turfgrass seeds. Cool-season turfgrass (turf-type tall fescue, ryegrass, bluegrass, fine fescue and bentgrass), is utilized to establish and reseed home lawns, golf courses, parks, cemeteries, and roadway medians. They provide the permanent turf cover in cooler climates of North America and similar climates found around the world. In many situations, it is common for cool season turfgrasses to be re-seeded or spot seeded every 2-8 years depending upon the degree of summer or winter stresses or related damage to a turf caused by mechanical equipment wear, foot traffic, divots, disease or insects. Another significant market for sales of cool-season turfgrasses is for annual fall/winter overseedings over dormant warm-season turfs in the sunbelt states to provide a green, attractive, and wear tolerant turf during cooler winter months particularly on golf courses, sports fields, and other recreational or aesthetic sites.

     ABT believes that domestic demand for turfgrass reflects population and income growth, housing starts and the increasing number of recreational facilities, such as golf courses and parks. The annual wholesale domestic market is estimated to be $800 million.

Forages

     Approximately 30% of ABT's sales in Fiscal 1999 were forage seeds. A forage crop (alfalfa, timothy, clovers, orchardgrass, forage-type tall fescue, forage corn and forage sorghum) is one where the entire plant is consumed. Forages are the primary feed components for animals used in milk and meat products - cattle, dairy cows and sheep. They are generally fed to animals either through grazing or by being harvested and baled, producing hay, or for silage.

     Alfalfa is the best known of the forage crops. In the United States, alfalfa comprises approximately 40% of planted forage acreage, and alfalfa hay represents approximately $12 billion of the $20 billion forage crops grown. In addition to alfalfa, clover is a common leguminous forage species. Grass forage species, including tall fescue, orchardgrass and bromegrass, are seeded in mixtures with non-grass forages, to decrease bloat (swelling in the stomach of cattle caused by foaming, which can result in death), improve soil structure, decrease weed competition, improve organic matter and spread out seasonal peaks of forage production. Leguminous and grass forage crops are reseeded every 2-5 years on average, depending on species, where planted and condition of the existing crop. Corn and sorghum, which are planted annually, are also used as forage crops, and forage corn and sorghum are developed and distributed by ABT.

     The annual domestic market for forage seed (legumes, grass, corn and sorghum) is estimated to be $750 million and the worldwide market is estimated to be $1.2 billion.

     Demand for forage crops and, hence, forage seeds, is primarily determined by the size of the consuming animal population which will be determined by the demand for meat and milk products, which, in turn will be influenced by income levels. Short term, demand is also influenced by the general farm economy and by the effects of weather (drought, wind, hail, frost, temperature), disease, and insects.

Proprietary vs. Non Proprietary

     A proprietary variety is one which is owned and marketed exclusively by one party. To maintain this exclusivity, it is protected under either the United States Plant Variety Protection Act or patent laws, both of which limit the ability of others to reproduce, sell and breed with the variety. A public variety is one that has no such protection. They were usually developed with government funds (state or federal) and provided for public use.

     ABT owns 16 issued PVPA certificates for alfalfa varieties and has received one patent, on a white fly resistant alfalfa variety. ABT owns 18 PVPA certificates on turfgrass varieties and has 31 pending PVPA applications.

Intellectual Property

     Intellectual property (patents and PVPA certificates) relating to the conventionally bred genetic material in turfgrass and forage seeds has historically not been of significant importance. However, as the industry, in general, and ABT, in particular, move to higher margin, proprietery products, the value of such intellectual property will increase. Although the value of such intellectual property in the aggregate is important, no one patent or PVPA certificate is dominant. In other seed sectors (corn, cotton, soybeans) where biotechnology has allowed genetically engineered products to be developed and come to market, the existence, scope and ownership of patents on genes, traits expressed by those genes and genetic transformation methods are considered to be important and may lead to competitive advantage. The same trend is anticipated in the forage and turfgrass seed sector, but no dominant patent has emerged.

                            RESEARCH AND DEVELOPMENT

     ABT's research is aimed at developing (i) value-added forage seed products with improved characteristics in yield, nutritional quality, persistence, and disease and insect tolerance and (ii) improved cool season turfgrass seeds that display improved dark green leaf color, ease of mowing, improved pest resistance, finer leaf texture, and reduced growth that provides less clippings.

     ABT has four alfalfa research locations and three turfgrass research locations. ABT does not conduct breeding programs for forage grasses or clover. However, it has an agreement with FFR Cooperative, the leading breeder of such plants, whereby ABT is the exclusive licensee in certain markets of such products from their program. ABT also licenses varieties of alfalfa, turfgrass, corn and soybeans. ABT had expenses of approximately $3.4 million, $2.3 million, and $1.2 million for the fiscal years ended June 30, 1999, 1998, and 1997 on research and development programs.

Biotechnology

     Biotechnology has brought significant advances in plant traits to other crops such as corn, soybeans and cotton, and such genetically engineered crops have been commercially introduced. ABT believes similar advances are available for forage and turfgrass species, although commercialization may not occur for some time. Additionally, as many forage and turfgrass species could transfer newly introduced genes to naturally occurring plants of sexually compatible species (a process known as "outcrossing"), it is likely that a genetically engineered method of blocking this for certain traits may be required.

     ABT has obtained licenses for specific genes which impart certain important characteristics to its products, as well as a license to "Whiskers", which is a genetic transformation process to insert genes into different germplasms. ABT has established a biotechnology program consisting of four Ph.D. level scientists and four support personnel, located at the University of Rhode Island.

                          SEED PRODUCTION AND PACKAGING

Production

     Forage and cool-season turfgrass seed varieties are grown for ABT under contract by farmers specializing in seed production. These contracts are generally three years in length and contain fixed contract prices for all or part of their duration. ABT provides the farmer with proprietary seed stock and takes the entire production from the farmer's field. Farmers generally assume all of the risks associated with growing the seed. Raw materials for such production (land, equipment, water) are generally available in the major growing areas for such seeds.

 Packaging

     Growers deliver forage seed to ABT, which cleans and packages the seed, typically in 50 pound bags. The grower of turfgrass seed usually cleans and stores the seed until needed by ABT, at which time it is delivered to ABT in 50 pound bags. ABT may blend and/or repackage the seed to meet customer needs. Turfgrass seeds are packaged in 50-pound bags for larger customers such as golf courses and homeowner/retail turfgrass seeds are generally packaged in one to twenty-five pound bags or boxes.

     ABT's seed conditioning and packaging facilities are primarily located in Oregon, Idaho, Texas, Wyoming, Oklahoma and Nevada. Management believes ABT's facilities have enough capacity to handle current forage seed volume and accommodate its near term growth needs. In completing the integration of ABT's acquired turfgrass operations, certain smaller facilities will be closed and combined with other facilities. In that regard ABT, anticipates obtaining additional warehouse facilities to improve both efficiency and capacity.

                                  DISTRIBUTION

Domestic

     Domestically, ABT distributes seeds in all 50 states. ABT sells most of its forage seeds through its internal or "retail" sales organization to local agricultural retailers, who, in turn, sell to the individual farmer. ABT also sells direct to the larger farmers. Forage seeds are sold primarily under two brand names, "ABT" forages and "W-L" alfalfa. ABT forages are sold through agricultural retailers or direct to large growers. ABT alfalfa varieties are primarily sold by ABT under the "W-L" trademark to regional franchisees or the "ABT" trademark through its retail operations in the United States. ABT also provides some alfalfa varieties to larger customers who utilize their own brands and trademarks. ABT has also signed an agreement with DirectAg.com to sell selected alfalfa varieties directly to farmers through DirectAg.com's Internet site although sales have not yet begun. Row crops (corn, sorghum and soybeans) are sold by ABT in certain areas of the country under the "Hytest" brand.

     A substantial majority of ABT's current cool-season turfgrass sales are made to national and international distributors. The remainder are divided between direct sales to mass merchandisers (the biggest are The Home Depot and Lowe's), golf courses, smaller independent lawn and garden retailers, government entities, sod farms, landscapers, hydroseeders, highway departments and airports. The regional distributors and national accounts then sell to the same type of end users.

     ABT's  internal or  "retail"  sales  organization  is  organized  into four
regions  and  numerous   districts  that  have   responsibility  for  sales  and
distribution.

     ABT's Independent Seeds operation sells and licenses large quantities of seed to domestic and international customers for their re-distribution.

     ABT's Specialty Distribution operation provides a full range of turfgrass seed, chemicals, fertilizers, lawn, garden, and golf course supplies and ancillary products to a wide range of customers, including golf courses, landscapers and hardware-type retail stores in certain markets in the United States.

Foreign

     Internationally, ABT distributes in Europe, Asia, South America, Africa and Australia through its independent dealers and licensees. ABT has established an international group to consolidate international sales.

     Argentina is the most important forage market outside of the United States. ABT markets alfalfa in Argentina under the W-L brand name through Cargill S.A.C.I, a subsidiary of Monsanto. Foreign sales accounted for approximately 8%, 11% and 15% of ABT's total sales for the fiscal years ended June 30, 1999, 1998 and 1997.

     Domestically and internationally, ABT also licenses alfalfa and turfgrass varieties to others for their production.

     No one customer of ABT has accounted for 10% or more of ABT's net sales. Sales to governmental entities are not material.

                                   COMPETITION

     ABT competes in both forage and cool-season turfgrass seeds on the basis of price, product traits, product performance, product quality and service. ABT believes it competes favorably in each of these factors.

     In the alfalfa seed industry, the largest United States competitors with research programs are Research Seed, a subsidiary of Cenex/Land O'Lakes, Helena/ABI, Pioneer Hi-Bred International and Cal/West Seeds. Additionally, a large number of national and regional seed companies distribute and sell alfalfa developed by others. ABT's largest competitors for forage seeds other than alfalfa are FFR Cooperative and its farm cooperative members.

     ABT has a number of competitors for cool-season turfgrass seed that have annual seed sales of between $20 and $80 million. Most of these companies are regional companies, with only Pennington Seed and O.M. Scott having national name brand acceptance, similar to Lofts Seed, Inc. (a subsidiary of ABT).

                                   SEASONALITY

     Production, sale and distribution of seed is seasonal. ABT grows its forage and turfgrass seed in North America in the summer, harvests it in the fall and conditions, bags it and ships it to customers throughout the year, for spring planting or fall planting. Sales efforts take place primarily in July through September and December through April. Sales revenue is recognized upon shipment and passage of title. Thus, a significant amount of ABT's sales occur in its first fiscal quarter (ending September 30) and in the third fiscal quarter (ending March 31), although weather can affect the timing of the shipments and sales recognition. Cash collections are also seasonal, as payment is generally due 30-120 days after shipment.

                            ENVIRONMENTAL REGULATION

     Expenses relating to environmental regulations are not material.

                                    EMPLOYEES

     As of September 15, 1999, ABT had 826 full-time employees including five executive officers. ABT also had 140 part-time employees.


ITEM 2. DESCRIPTION OF PROPERTIES

     ABT owns or leases warehouse facilities, which generally contain administrative office space, in the following states: Arizona; California; Georgia; Iowa; Idaho; Indiana; Kentucky; Massachusetts; Maryland; Michigan; Minnesota; Missouri; Nebraska; New Jersey; Nevada; New York; North Carolina; Ohio; Oklahoma; Oregon; Pennsylvania; South Dakota; Tennessee; Texas; Utah; Virginia; Washington; Wisconsin and Wyoming as well as in Mexico and Canada. Of these facilities 44 are owned and 44 are leased. Certain facilities in Idaho, Oregon, Texas, Wyoming, Arizona, Canada and Oklahoma include significant amounts of equipment for cleaning and treating seed. As a result of the restructuring described in Note 12 of Notes to Consolidated Financial Statements, 33 facilities owned or leased by ABT were determined to be duplicative and/or inconsistent with ABT's current business plan, and have been either closed or are currently scheduled to be closed. Of these facilities, 31 are located in the United States and 2 in Canada. After all currently planned closures, ABT will have 30 owned facilities and 25 leased facilities. The leased facilities contain various lease terms and periods that expire between 1999 and 2004. In general, the leased facilities consist of typical warehouse space. In the event expiring leases can not be renewed on terms acceptable to ABT, ABT does not foresee difficulty in finding other suitable space. Some of the facilities in Arizona, Canada, Indiana, Idaho, Kentucky, Nevada, Oregon, and Wyoming are pledged under various financial arrangements aggregating approximately $11.1 million. The debt, lease and rental commitments are more fully described in the Notes to Consolidated Financial Statements.

     ABT believes that each facility is suitable for its current use, is in good condition and is adequately insured. Management believes that the properties remaining after the integration are generally adequate to meet ABT's foreseeable needs. Nevertheless, ABT may further combine the operations of facilities into new facilities, although it has no definitive plans or capital expenditure commitments in this regard.

ITEM 3. LEGAL PROCEEDINGS

     Between January 14, 1999 and March 19, 1999, a number of securities class action complaints were filed against ABT and certain of its former directors and current and former officers in federal courts in New Mexico, New York and Nevada. All cases have been transferred to the United States District Court for the District of Nevada and consolidated into one action, captioned In re:
AgriBioTech, Inc. Securities Litigation, Base File No. CV-S-99-144-PMP (LRL). On July 6, 1999, a Consolidated Amended Complaint was filed by plaintiffs purporting to represent a class of purchasers of ABT common stock from September 24, 1997 through February 16, 1999. The complaint alleges, among other things, that ABT's financial statements, including the accounting treatment for acquisitions completed in 1997 and 1998, and certain statements made by ABT concerning its efforts to find a strategic equity investor in late 1998 and early 1999 and other topics were false and misleading and caused an artificial rise in ABT's common stock price in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. On August 18, 1999, ABT filed a motion to dismiss the complaint. ABT believes it has meritorious defenses to this action and intends to defend itself vigorously. However, due to the risks of litigation, a prediction of the final outcome of these proceedings cannot be made with certainty, and an unfavorable result in this action could have a material adverse impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ABT's common stock trades on the Nasdaq National Market under the symbol "ABTX."

     The following table sets forth the high and low sales prices for ABT common stock for each quarter in Fiscal 1998 and Fiscal 1999 on the Nasdaq National Market.

Fiscal 1998                                                              High                 Low
-----------                                                              ----                 ---
July 1, 1997 - September 30, 1997                                      $10 11/16             $5 3/4
October 1, 1997 - December 31, 1997                                    $17 3/8               $6 3/4
January 1, 1998 - March 31, 1998                                       $19 9/16              $12 5/8
April 1, 1998 - June 30, 1998                                          $29 1/2               $13 1/8

Fiscal 1999
-----------
July 1, 1998 - September 30, 1998                                      $27 3/4               $7 5/8
October 1, 1998 - December 31, 1998                                    $17 7/8               $7 3/4
January 1, 1999 - March 31, 1999                                       $17 7/8               $3 11/16
April 1, 1999 - June 30, 1999                                          $8 1/4                $5

     As of October 12, 1999, the closing price per share of ABT common stock was $4.34375.

     As of September 30, 1999, ABT had 479 record holders of its common stock and reasonably believes that, based on information from shareholder mailing services, there are in excess of 20,000 beneficial holders of its common stock.

                                 DIVIDEND POLICY

     ABT has never declared or paid any cash dividends on its common stock. ABT currently intends to retain any earnings for use in the operation and expansion of ABT's business and does not anticipate paying any dividends on its common stock for the foreseeable future. ABT's credit facility with Bank of America Business Credit prohibits the declaration or payment of cash dividends without prior approval.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data in the following table should be read in conjunction with ABT's financial statements and the notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included herein. The historical selected financial data presented below are derived from the consolidated financial statements of ABT and subsidiaries, which have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of June 30, 1999 and 1998 and for each of the years in the three-year period ended June 30, 1999, and the report thereon, are included under Item 8. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Item 1, "Business" for information that affects a comparison of ABT's quarterly results of operations.

Statement of Operations Data (in thousands, except per share data):

                                                                                                                             Nine
                                                                                                                            months
                                                                                  Year ended June 30,                     ended June
                                                                  ---------------------------------------------------         30,
                                                                     1999         1998          1997          1996         1995 (1)
                                                                  ---------     ---------     ---------     ---------     ---------
Net sales                                                         $ 370,453     $ 205,117     $  65,904     $  25,962     $   4,754
Cost of sales                                                       286,210       157,797        49,527        19,236         3,398
                                                                  ---------     ---------     ---------     ---------     ---------
Gross profit                                                         84,243        47,320        16,377         6,726         1,356
Operating expenses                                                  109,881        47,579        17,972         9,637         2,779
Restructuring and special charges                                     9,752          --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) from operations                                     (35,390)         (259)       (1,595)       (2,911)       (1,423)
Total other income (expense)                                         (9,440)       (2,261)       (1,119)         (413)           16
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes and                             (44,830)       (2,520)       (2,714)       (3,324)       (1,407)
extraordinary item
Income tax expense (benefit)                                          1,011        (2,907)         --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before extraordinary item                           (45,841)          387        (2,714)       (3,324)       (1,407)
Extraordinary loss from early extinguishment
  of subordinated convertible debt                                    3,919          --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
Net earnings (loss)                                                 (49,760)          387        (2,714)       (3,324)       (1,407)
Discount and imputed dividends on preferred stock                      --              84         3,233         2,318          --
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) attributable to common stock                      $ (49,760)    $     303     $  (5,947)    $  (5,642)    $  (1,407)
                                                                  =========     =========     =========     =========     =========
Shares of common stock used in computing
  earnings (loss) per common share:
         Basic                                                       40,826        30,078        15,549         7,459         5,485
         Diluted                                                     40,826        32,062        15,549         7,459         5,485
                                                                  =========     =========     =========     =========     =========
Net earnings (loss) per common share (basic and
diluted):
         Earnings (loss) before extraordinary item                $   (1.12)    $    0.01     $   (0.38)    $   (0.76)    $   (0.26)
         Extraordinary item
                                                                      (0.10)         --            --            --            --
                                                                  ---------     ---------     ---------     ---------     ---------
              Net earnings (loss) attributable to
                common stock                                      $   (1.22)    $    0.01     $   (0.38)    $   (0.76)    $   (0.26)
                                                                  =========     =========     =========     =========     =========

Balance Sheet Data (in thousands):

                                                                                            June 30,
                                                            ------------------------------------------------------------------------
                                                              1999            1998            1997            1996           1995
                                                            --------        --------        --------        --------        --------
Cash and cash equivalents                                   $  4,605        $  2,701        $  2,554        $  2,522        $  1,423
Total assets                                                 342,129         264,531          95,113          26,184           8,014
Long-term obligations, excluding current
  installments                                                12,198          11,029           2,668           1,055             148
Total liabilities                                            133,047          89,960          50,125          12,161           1,681
Working capital                                                1,498          25,400           7,555           6,461           3,792
Stockholders' equity                                         209,082         174,571          44,988          14,022           6,333

(1)      ABT changed its fiscal year end to June 30th effective in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto of ABT included elsewhere herein. ABT is the largest developer, producer, marketer, and distributor of forage and cool-season turfgrass seed in North America. Since early 1995, ABT has implemented a business strategy designed to first, acquire leading North America companies active in each step (research, production, distribution, and sales) in the forage and cool-season turfgrass seed sector; second, combine the acquired businesses into a single, customer-focused, vertically integrated entity; and third, shift the focus of the acquired businesses from public, non-proprietary seed varieties toward proprietary varieties with a long-term objective of developing biotechnologically enhanced varieties. ABT has acquired a number of seed businesses since January 1, 1995 (the "Acquisition Program") to accomplish its business strategy. These acquisitions are summarized in Note 1 of Notes to Consolidated Financial Statements. Historically, the results of operations of the acquired companies have been included in ABT's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. As discussed in Note 1(b) of Notes to Consolidated Financial Statements, ABT has taken effective control of acquired businesses as of a mutually agreed upon effective date that precedes the closing date when consideration is transferred to the sellers. ABT has reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. Due to the size of ABT and the internal focus on integration of acquired businesses, ABT has changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date, for acquired
businesses  not  included  in  ABT's  March  31,  1998  consolidated   financial
statements.

     The seed business is subject to wide seasonal and annual fluctuations. The significant number of acquisitions and the period for which each is included in ABT's consolidated financial statements in relation to the seasonality of the business cycle of each acquisition significantly affects the meaningfulness of comparisons drawn between periods. See also "Quarterly Comparisons" below.

     The above factors may have significant impact on the following discussion and analysis and should be considered as part of it.

                              RESULTS OF OPERATIONS

     Selected information concerning the results of operations for ABT's fiscal years ("Fiscal") ended June 30 (dollars in thousands) is summarized as follows:

                                                                  Fiscal 1999      Fiscal 1998      Fiscal 1997
                                                                    --------         --------          -------
                 Net sales                                          $370,453         $205,117          $65,904
                 Gross profit                                         84,243           47,320           16,377
                     Percentage of net sales                           22.7%            23.1%            24.8%
                 Operating expenses                                  109,881           47,579           17,972
                     Percentage of net sales                           29.7%            23.2%            27.3%
                 Restructuring and special charges                     9,752                -                -
                     Percentage of net sales                            2.6%                -                -

     ABT has essentially completed the first phase and, in late Fiscal 1999, initiated the second phase of its business strategy. The first phase is an acquisition program that enabled ABT to accumulate the critical mass it believes is necessary to lead the transformation of the forage and turfgrass sector of the seed industry. The second phase is to integrate the acquired businesses, which have generally been operating as they were prior to being acquired, into a single, customer-driven business entity centered around the ABT name and logo (the "Integration Process"). In the Integration Process, ABT's objectives include raising margins through the introduction of proprietary products and reducing expenses by gaining economies of scale. The integration process has progressed to the point that ABT believes that operating expenses will be reduced by at least $14 million, on an annualized basis, for the fiscal year beginning July 1, 1999.

     Since ABT did not initiate the Integration Process until near the end of Fiscal 1999, essentially none of the efficiencies and cost reductions associated with the Integration Process occurred in Fiscal 1999. To the contrary, during Fiscal 1999, ABT incurred duplicative operating costs as it was necessary to continue costs attributable to the individual acquired businesses while also absorbing the costs associated with building the infrastructure necessary to operate after the Integration Process is complete. Accordingly, management does not believe Fiscal 1999 is indicative of future operating results.

     Management believes EBITDA (earnings before interest, income taxes, depreciation and amortization) is an important indicator of ABT's operating performance particularly during the first and second phases of its business strategy. EBITDA is widely used as a measure of a company's operating performance  and its  ability  to  service  its  indebtedness.  EBITDA  is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net earnings (loss) as a measure of performance, or cash flow from operations as a measure of liquidity. Adjusted EBITDA, defined by ABT as EBITDA before restructuring and special charges and extraordinary item, was $(12.7) million in Fiscal 1999, $6.4 million in Fiscal 1998 and $0.1 million in Fiscal 1997.

     The increases in the dollar amounts of the items in the above table are in part due to ABT's Acquisition Program which results in certain operations not being included for the entire periods listed above. An integral part of ABT's business strategy is to become vertically integrated with production operations producing seed varieties developed by ABT's research operations and then providing those seeds to ABT's distribution operations. This results in sales made by production operations that formerly were made to third parties prior to being acquired by ABT being made as intercompany sales to ABT owned distribution operations after acquisition. Such sales between ABT operations are eliminated in the consolidated results of operations and amounted to $102.0 million (27.6% of reported net sales) in Fiscal 1999, $26.6 million (13.0% of reported net sales) in Fiscal 1998 and $7.0 million (10.6% of reported net sales) in Fiscal 1997.

     Net Sales. During Fiscal 1999, ABT had net sales of $370.5 million as compared to $205.1 million during Fiscal 1998, and $65.9 million during Fiscal 1997. Such amounts reflect the operations of 34, 25, and 14 acquisitions, respectively, beginning with the date of acquisition, as well as certain start-up operations.

     Total sales have been negatively impacted by lower prices and less than expected international seed sales due to weak demand from the "Pacific Rim" countries and weak demand in Europe. The countries in the Pacific Rim were affected by weak economies, the strong U.S. dollar and tightening credit. This situation resulted in a significant reduction in sales to customers in these countries. The demand and price in Europe was negatively impacted by higher than normal fall moisture patterns, which resulted in higher than normal seed production yields but less seed being planted by consumers due to wet conditions. Because of this situation, European companies were net exporters of turfgrass seed products instead of importers. They have shipped less expensive seed into the U.S. market, which had a negative impact on prices. The excess European inventories have reduced both the amount of product sold into the European market and the price for which it was sold. Forage seed sales were impacted by the continuing weakness in the agricultural markets. Prices received by farmers for hogs and beef cattle have remained weak and prices received for dairy products, which had been strong have fluctuated significantly throughout the year. The major corn seed producers have been reducing prices in an effort to increase their market share. These developments have exerted a downward pressure on forage prices. These factors have resulted in reduced sales of forage seeds. Overall forage seed inventories continue to be in excess of demand, except for shortages of non-dormant alfalfa, bluegrass, fine fescues and annual ryegrass.

     An important reason ABT management believes it can successfully execute its long-term business plan is demand for ABT's proprietary forage and turfgrass seed products. There has been strong demand during the winter and spring for many of ABT's leading proprietary varieties of tall fescue, perennial ryegrass, annual ryegrass, alfalfa and forage sorgham, with many of ABT's important, leading forage and turfgrass seed varieties being virtually sold out.

     Cost of Sales and Gross Profit. Cost of sales, primarily seed costs, were $286.2 million, or 77.3% of net sales, in Fiscal 1999 as compared to $157.8 million, or 76.9% of net sales, for Fiscal 1998, and $49.5 million, or 75.2% of net sales, for Fiscal 1997. The increases were primarily due to the Acquisition Program and the Integration Process. The Acquisition Program resulted in the addition of nine businesses in Fiscal 1999, eleven in Fiscal 1998 and four in Fiscal 1997. These businesses have been included in ABT's operations only since the date of their acquisition and not for the entire periods. The Integration

Process  impacted  cost of sales for Fiscal 1999  through  costs  related to the elimination of certain brands and varieties. When these products were eliminated, any items still remaining in inventories had to be discarded or written down. The costs included items that were no longer saleable and were discarded. In addition, certain proprietary value-added products of brands and varieties that are not to be continued were written down to reflect those products being sold as common varieties. Furthermore, a decline in general price levels of seeds sold as commodities required a reduction in the carrying amount of these items in ABT's inventory. These costs, which were recognized in the fourth quarter of Fiscal 1999, aggregated approximately $10.3 million. If these inventory reductions are excluded, Fiscal 1999 cost of sales would have been approximately $275.9 million or 74.5% of net sales.

     The increase in the amount of gross profit is due to the Acquisition Program, as described above. The decrease in the gross profit percentage is due to a combination of factors, including, an excess supply of non-proprietary grasses which created downward pricing pressure, the continuing pressure on farmers because of falling prices for their products which creates downward pressure on the price of products they purchase, the higher production costs associated with the shortage of non-dormant alfalfa and the impact of the Integration Program, offset, in part, by a change in product mix toward higher gross profit proprietary products which were sold out by the third quarter.

     There is worldwide oversupply of turfgrass and forage seed, except for non-dormant alfalfa, bluegrass, fine fescues, and annual ryegrass. This oversupply situation was caused by the "El Nino" wet spring weather pattern which allowed U.S., Canadian and European seed growers to experience unusually large harvests during the last crop year. The industry is following a trend towards consolidation in the U.S. and in Europe. Smaller independent companies facing this trend have responded with aggressive pricing programs to move their excess inventories and retain their market share. These conditions are expected to continue to cause downward pressure on prices and margins through the current and into the next crop year.

     ABT's goal is to raise gross margins over the next several years as a result of ABT's attempt to consolidate the forage and turfgrass sector of the seed industry, vertically integrate its operations, and shift its product lines from primarily public varieties (commodities or commons) to proprietary (value added) products.

     Operating Expenses. Operating expenses increased from $18.0 million in Fiscal 1997 and $47.6 million in Fiscal 1998 to $109.9 million in Fiscal 1999. The increase is due to the Acquisition Program, the Integration Process, the bankruptcy of a major customer and a general downturn in the farm economy. Nine additional companies, acquired as part of the Acquisition Program, are included in the results of operations for Fiscal 1999. The Integration Process required ABT to expend additional resources during Fiscal 1999 which are not considered "restructuring" or "special" charges. Some examples of these expenses are: advertising which focuses on the ABT name as opposed to the various subsidiary names, duplication of operating expenses during the Integration Process, the cost of relocating equipment and personnel from closed facilities to open facilities, the training costs associated with the enterprise resource planning ("ERP") system, travel cost associated with planning and implementing the program and data conversion costs.

     To accomplish ABT's business strategy, it was necessary to build a centralized, upgraded, operational infrastructure ahead of revenue growth and restructuring driven cost savings. This necessitated that personnel and other resources be added at the central location prior to the time corresponding resources were eliminated at other locations, resulting in duplication of costs during the time both existing systems were being operated and the new system was being implemented. For example, prior to deciding to centralize the accounting function, ABT had approximately 60 full-time equivalent employees in its various operations performing accounting functions. During the centralization process, ABT added 13 employees, but after centralization, the accounting function is estimated to require only about 30 employees.

     The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel and advertising, all of which increased substantially in the current year compared to the prior year. These increases are primarily due to the Acquisition Program. The major components of operating expenses (in thousands) were as follows:

                                                Fiscal 1999            Fiscal 1998           Fiscal 1997
                                                -----------            -----------           -----------
   Personnel costs                                  $45,163                $22,353                $9,415
   Occupancy expenses                                15,594                  5,587                 2,778
   Vehicle and shipping                              12,097                  2,646                 1,280
   Outside services                                   7,401                  1,831                   615
   Travel                                             3,423                  1,867                   810
   Advertising and promotion                          8,518                  3,901                   642
   Depreciation and amortization                     11,230                  4,738                 1,156

     Personnel costs increased in Fiscal 1999 due to an increase in total employees to a peak of 1,136 in February 1999 prior to staff reductions associated with restructuring. Total employees at June 30, 1999 were 831 compared to 864 at June 30, 1998 and 325 at June 30, 1997. Occupancy expenses increased in Fiscal 1999 resulting from ABT utilizing up to 88 warehouse/operating locations during the year. At June 30, 1999, ABT had 74 warehouse/operating locations compared to 70 at June 30, 1998 and 27 at June 30, 1997. Upon completion of the Integration Process, ABT estimates it will have about 55 operating locations. Vehicle and shipping, outside services, travel, advertising expenses, and depreciation and amortization also increased as a result of ABT's increased level of operations following ABT's completion of acquisitions for each respective period. At June 30, 1999, ABT has unamortized intangible assets, including goodwill, of $152.9 million. ABT's ability to recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from historical levels. If ABT is unable to achieve its business objectives, some portion of goodwill could be impaired in subsequent periods.

     Restructuring and Special Charges. As discussed in Note 12 of Notes to Consolidated Financial Statements, ABT's Board of Directors approved the restructuring plan for the implementation phase of the business strategy. The plan includes the closure of 33 facilities, a reduction in the workforce of approximately 300 employees, consolidation of brands and implementation of a consistent company-wide information system. Accordingly, in the year ended June 30, 1999, ABT recorded $9.8 million of restructuring and other integration related costs that are non-recurring or infrequent in occurrence. Included in this total are anticipated losses on disposal of closed facilities of $3.4 million, severance and other employee related costs of $3.2 million, anticipated losses on disposal of duplicate and less efficient machinery and equipment not needed in the integrated operations of $0.9 million, and other costs associated with the integration of $2.3 million. Other costs includes lease termination costs, consulting and professional fees, travel expenses, and various other costs related to the integration. ABT anticipates that substantially all of the restructuring will be completed in the year ending June 30, 2000. The restructuring charges are based on estimates and therefore, are subject to change. ABT does not believe any revisions to these estimates will be material. Certain costs, such as equipment relocation and personnel relocation, are not accrued until they actually occur. These costs will be recorded in Fiscal 2000 and are not expected to exceed $1 million.

     Research and Development. Research and development expense was $3.4 million in Fiscal 1999 compared to $2.3 million in Fiscal 1998 and $1.2 million in Fiscal 1997. At June 30, 1999, ABT has research agreements or relationships with The Samuel Roberts Noble Foundation, Global Agro, Inc., FFR Cooperative, Garst Seed Company, Kimeragen and Forage Genetics. ABT also purchased Hybrigene, LLC, a biotechnology company with an extensive patent estate involving site specific recombination technology and has opened a molecular biology transformation laboratory at and in association with the University of Rhode Island. As ABT attempts to transform its forage and turfgrass seed businesses to proprietary products with higher gross margins, ABT expects that research and development expenses as a percentage of net sales will continue to increase and eventually be similar to public companies in the other proprietary seed sectors. Research and development expenditures increased dramatically in Fiscal 1998 with the acquisition of Lofts and in Fiscal 1997 due to ABT's acquisition of W-L Research and Burlingham. W-L Research's operations contain a sizable genetic research program in alfalfa and Burlingham's and Lofts' businesses include significant research programs for turfgrasses.

     Interest Expense. ABT's interest expense increased to $11.2 million in Fiscal 1999 compared to $4.2 million in Fiscal 1998 and $1.7 million in Fiscal 1997. This was primarily due to increased borrowings under ABT's revolving line of credit, including a $15 million overadvance facility beginning in August 1998, and the $15 million bridge loan from Deutsche Bank AG beginning in July 1998. The overadvance facility and the bridge loan bore interest at rates that were considerably higher than the revolving line of credit. Under these arrangements, ABT incurred interest expense and fees during Fiscal 1999 aggregating $2.9 million. Interest expense in prior years also includes imputed interest of $554,816 in Fiscal 1998 and $390,000 in Fiscal 1997 to account for the period of time between the effective and closing dates of ABT's acquisitions.

     Income Taxes. SFAS No. 109 provides that deferred taxes should be determined by first identifying types and amounts of existing temporary differences, the nature and amount of each type of operating loss carryforward, and the remaining length of the carryforward period. Total deferred tax liabilities and deferred tax assets are then measured by applying the enacted tax rate to the existing differences. In addition, deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Accordingly, the valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. A change in judgment about the realizability of the related deferred tax asset in future years ordinarily shall be included in income from operations. Future realization of the tax benefit of an existing deductible temporary difference or carryforward depends on the existence of sufficient taxable income within the period of reversal or the carryforward period available under the tax law and/or future reversals of existing deferred tax liabilities.

     At June 30, 1997, ABT had deferred tax assets of approximately $3.6 million, which amount was reduced by a valuation allowance of approximately $3.3 million as required by SFAS No. 109, because ABT was unable to conclude that it is more likely than not it will realize the deferred tax assets. Through the quarter ended March 31, 1998, ABT reported approximately $1.4 million of year-to-date book income before taxes, and forecast increasing future profits based on the assumptions of increased revenue growth, synergies to occur from the integration of acquired companies, and reduced product costs to be obtained through vertical integration. Based on this current performance and projections, ABT concluded that it was more likely than not that the deferred tax assets would be realized, and removed the valuation allowance, resulting in an income tax benefit of approximately $2.9 million in the quarter ended March 31, 1998. At June 30, 1999, ABT has established a valuation allowance of $16,183,582 (exclusive of the $2,682,187 valuation allowance related to the loss carryforward from stock option deductions), which results in no net deferred tax asset or liability as of this date. Accordingly, ABT recognized a deferred tax expense of $836,362 for Fiscal 1999. At June 30, 1999, ABT had net operating loss carryforwards for federal income tax purposes aggregating approximately $39 million that are available to offset future taxable income. Therefore, ABT does not anticipate any significant cash payments for federal income taxes in the near term.

     A summary of the valuation allowance activity is provided below.

                                                Year ended June 30,
                                           ----------------------------
                                               1999            1998
                                           ------------    ------------
Balance at beginning of year               $  3,415,311    $  3,290,824
Stock options                                 1,148,334       3,415,311
Current year activity                        16,183,582         591,711
Recognition of future benefits                     --        (2,947,914)
Deferred tax calculation on acquisitions     (1,881,458)       (934,621)
                                           ------------    ------------
     Balance at end of year                $ 18,865,769    $  3,415,311
                                           ============    ============

     Extraordinary loss from early extinguishment of subordinated debt. In December 1998 and January 1999, ABT sold $23.3 million of convertible debentures and 1.7 million warrants to purchase ABT's common stock. This transaction is described in Note 5 of Notes to Consolidated Financial Statements. ABT received an aggregate of $25 million from this transaction. On May 28, 1999, ABT completed an early redemption of the subordinated convertible debentures. The warrants remain outstanding. ABT paid cash of $27.6 million, including accrued interest to fully redeem the debt. The difference between the cost of redeeming the debt and the amount reflected on ABT's books amounting to $3.9 million is reflected as an extraordinary item in the statement of operations.

     Net Earnings(Loss). ABT's net loss was $49,760,307 for Fiscal 1999, compared to net earnings of $387,241 for Fiscal 1998 and a net loss of $2,713,765 for Fiscal 1997, primarily as a result of the items discussed above.

     As discussed in Note 7 of Notes to Consolidated Financial Statements, the Staff of the Securities and Exchange Commission has taken a position regarding securities, such as ABT's convertible preferred stock, containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. Application of this position required ABT to allocate an amount to the conversion feature and to account for it as a return to the holders of the securities, as well as to impute dividends on the convertible preferred stock. This resulted in the net earnings (loss) attributable to common stock (on which earnings (loss) per share is computed) being decreased by $84,100 to $303,141 for Fiscal 1998, and $3,233,426 to $(5,947,191) in Fiscal
1997.

     Average common shares outstanding used in computing earnings (loss) per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants. For purposes of computing diluted earnings per share for Fiscal 1998, average shares outstanding are increased by the dilutive effects of options, warrants, and convertible preferred stock outstanding during the year. Such items were anti-dilutive and, therefore, excluded in Fiscal 1999 and 1997.

Quarterly Comparisons

     See "Overview" above for a discussion of ABT's Acquisition Program. The table below sets forth quarterly operating data of ABT for Fiscal 1998 and
Fiscal 1999. This quarterly information is unaudited, but in management's opinion, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the period presented.

     The forage and turfgrass seed sector has a seasonal sales cycle, as do other agribusinesses. Weather conditions and the economic outlook for alternative crops affect seed production yields, insect population and farmers' planting decisions, which may, in turn, cause fluctuations in seed prices and annual sales. A significant portion of ABT's sales have historically been in the third fiscal quarter (ending March 31) for planting in late March through May. ABT's acquisitions of Burlingham, Olsen Fennell and Lofts added a significant amount of turfgrass seed sales in the fall, primarily for overseeding golf courses, southern forage grasses, landscapes, and retail.

                                                                   Quarters ended
                               ----------------------------------------------------------------------------------------------------
                               June 30,       March       Dec 31,    Sept. 30,     June 30,    March 31,     Dec. 31,      Sept.
                                 1999       31, 1999       1998         1998         1998         1998         1997       30, 1997
                                                                (In thousands, except per share data)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net sales                      $  98,476    $ 106,436    $  75,939    $  89,602    $  65,422    $  75,880    $  23,357    $  40,458
Cost of sales                     83,893       78,076       58,411       65,830       48,588       57,623       18,662       32,924
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Gross profit                      14,583       28,360       17,528       23,772       16,834       18,257        4,695        7,534
Operating expenses                36,507       27,071       25,078       21,225       20,137       14,763        6,208        6,471
Restructuring and
special charges                    7,795        1,957         --           --           --           --           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) from
  operations                     (29,719)        (668)      (7,550)       2,547       (3,303)       3,494       (1,513)       1,063
Other income (expense)            (2,943)      (1,583)      (3,043)      (1,871)        (627)      (1,475)         120         (279)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) before
  income taxes and
  extraordinary item             (32,662)      (2,251)     (10,593)         676       (3,931)       2,019       (1,393)         785
Income tax expense
  (benefit)                          970           11         (312)         342         --         (2,907)        --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Earnings (loss) before
  extraordinary item             (33,632)      (2,262)     (10,281)         334       (3,931)       4,926       (1,393)         785
Extraordinary item                 3,919         --           --           --           --           --           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net earnings (loss)              (37,551)      (2,262)     (10,281)         334       (3,931)       4,926       (1,393)         785
Discount and imputed
  dividends on
  preferred stock                   --           --           --           --              3           27           27           27
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net earnings (loss)
  attributable to
  common stock                 $ (37,551)   $  (2,262)   $ (10,281)   $     334    $  (3,934)   $   4,899    $  (1,420)   $     758
                               =========    =========    =========    =========    =========    =========    =========    =========
Net earnings (loss) per
  common share (diluted):
    Earnings (loss) before
      extraordinary item       $   (0.82)   $   (0.05)   $   (0.26)   $    0.01    $   (0.11)   $    0.13    $   (0.05)   $    0.03
    Extraordinary item             (0.10)        --           --           --           --           --           --           --
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
    Net earnings (loss)        $   (0.92)   $   (0.05)   $   (0.26)   $    0.01    $   (0.11)   $    0.13    $   (0.05)   $    0.03
                               =========    =========    =========    =========    =========    =========    =========    =========

     Earnings per share (basic) is the same as diluted for the periods presented above except for the quarter ended March 31, 1998, which had basic earnings per share of $0.15. See Note 12 of Notes to Consolidated Financial Statements for a discussion of the restructuring and special charges and a related inventory adjustment recognized in the fourth quarter of Fiscal 1999.

     As discussed under "Overview" above, through March 31, 1998, ABT has recognized acquired businesses in its Consolidated Financial Statements as of the effective date agreed upon with their sellers. The following table shows the net sales and net earnings (loss) as if the results of operation of the acquired business from the effective date to the closing date were removed from the reported consolidated operating results and reflecting acquisitions beginning with the closing date. Since March 31, 1998, the closing dates and effective dates for acquisitions have been the same.

          Period ended                  Net sales  Net earnings (loss)
          ------------                  ---------  ------------------
                                           (In thousands)
                                        --------   --------
Three months ended September 30, 1996   $  4,938   $ (1,563)
Three months ended December 31, 1996      11,073     (1,264)
Three months ended March 31, 1997         20,223      1,285
Three months ended June 30, 1997          16,264     (2,120)
                                        --------   --------
     Year ended June 30, 1997           $ 52,498   $ (3,662)
                                        ========   ========
Three months ended September 30, 1997   $ 30,618   $   (166)
Three months ended December 31, 1997      22,905     (1,528)
Three months ended March 31, 1998         64,129      4,314
                                        --------   --------
     Nine months ended March 31, 1998   $117,652   $  2,620
                                        ========   ========
     The following charts show the net sales and net earnings (loss) shown in ABT's Consolidated Financial Statements compared to those items as shown in the above table, as well as similar comparisons of total assets and total stockholders' equity.

[Omitted line graphs for 1) net sales, 2) net earnings (loss), 3) total assets, and 4) total stockholders' equity showing by quarter from September 30, 1996 through March 31, 1998 amounts in thousands a) as reported, using effective dates, and b) using closing dates.]

                         LIQUIDITY AND CAPITAL RESOURCES

     The following summarizes certain information concerning ABT's financial condition:

                                                  June 30,
                                      ------------------------------
                                        1999       1997      1998
                                      --------   --------   --------
                                               (In thousands)
Working capital                       $  1,498   $ 25,400   $  7,555
Property, plant, and equipment, net     62,212     47,965     17,864
Short-term debt                         71,909     50,330     24,203
Long-term debt, including amounts
  due within one year                   18,176     14,281      3,724
Total stockholders' equity             209,082    174,571     44,988

     Changes in the above items are primarily due to the acquisitions completed by ABT, including changes in these items following the dates of acquisition due to growth and seasonality of the seed business and related financings. ABT primarily obtains working capital internally from collections on accounts receivable and externally from borrowings under its revolving line of credit and proceeds from the issuance of common stock. Information concerning increases (decreases) in certain operational assets and liabilities acquired in acquisitions and other changes is as follows:

                                    Fiscal 1999            Fiscal 1998            Fiscal 1997
                                -------------------    -------------------    -------------------
                                 Acquis-    Other       Acquis-    Other       Acquis-    Other
                                 itions    changes      itions     changes     itions    changes
                                --------   --------    --------   --------    --------   --------
                                                          ( In thousands)
Accounts receivable             $ 12,674   $ (6,493)   $ 19,768   $  2,260    $ 11,796   $ (1,823)
Inventories                       16,340     (8,032)     34,574        706      18,172     (1,898)
Property, plant and equipment     11,794     10,535      25,214      6,930       9,822      1,073
Accounts payable and accrued
  expenses                        14,952      1,467      20,294    (10,365)     12,210     (4,948)

     Net earnings (loss), adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred income taxes, common stock and options for services, and restructuring and special charges amounted to $(33,440,557), $1,766,201, and $(1,718,454) for Fiscal 1999, Fiscal
1998, and Fiscal 1997. Such amounts reflect the growth of ABT due to the Acquisition Program and the items discussed under Results of Operation above. These amounts and the changes in the levels of operational assets and liabilities, primarily receivables, inventories, and payables, resulted in total net cash used in operating activities being $16,918,902, $11,289,913 and $2,526,926 for the years ended June 30, 1999, 1998 and 1997. The changes in operational assets and liabilities reflect changes in the levels of such items at fiscal year end from such levels at the beginning of the year or the acquisition date, if acquired during the year. The impact of acquisitions is dependent upon the timing of the date of acquisition in relation to the highs and lows of such items caused by the seasonality of each acquired business.

     ABT used cash in investing activities, primarily related to acquisitions and additions to property, plant and equipment, amounting to $48,678,385 in Fiscal 1999, $73,301,112 in Fiscal 1998, and $26,534,673 in Fiscal 1997. Since
ABT has essentially completed the acquisition phase of its development, cash used in investing activities is anticipated to be at significantly reduced levels in the future.

     ABT had working capital of $1,498,277 at June 30, 1999, as compared to $25,399,772 at June 30, 1998. The change in working capital is due to changes in ABT's current assets and current liabilities, which are primarily attributable to decreases due to acquisitions, additions to property, plant, and equipment, and the operating loss for Fiscal 1999, offset, in part, by increases from issuances of common stock. To finance acquisitions and ongoing operations, ABT has raised significant amounts of equity capital. During Fiscal 1999, ABT received cash proceeds of $54,290,829 from the sale of 6,879,670 shares of its common stock, $4,075,820 from the issuance of warrants to purchase common stock, and $8,847,148 from the exercise of options and warrants to acquire ABT's common stock. During Fiscal 1998, ABT received cash proceeds of $67,663,505 from the sale of 5,075,182 shares of its common stock and 586,500 warrants and $19,103,300 from the exercise of options and warrants to acquire ABT's common stock. ABT also received $9,990,000 in payments on notes receivable at June 30, 1997 from the exercise of options and warrants prior to June 30, 1997.

     During Fiscal 1997, ABT received cash proceeds of $9,443,827 from the exercise of existing options and warrants, including payments on notes receivable for warrants and options exercised. In addition, ABT received gross proceeds of $10 million from the private placement of its Series C Preferred Stock during Fiscal 1997. ABT paid commissions equal to 13% of the gross proceeds.

     ABT entered into a Revolving Credit Facility (the "Revolving Credit Facility") on June 23, 1998, with BankAmerica Business Credit, Inc. ("BABC"), and certain other financial institutions. Under the Revolving Credit Facility, ABT has a maximum borrowing availability of up to $100 million (subject to a borrowing base computation and compliance with certain financial covenants), and may borrow, repay and reborrow revolving loans. The Revolving Credit Facility expires on June 23, 2001. As of June 30, 1999, ABT had borrowed approximately $71.9 million, including items in process of collection. At October 8, 1999, approximately $62.1 million was outstanding and $26.5 million was available to be borrowed under the Revolving Credit Facility based on the borrowing base computation at that date.

     ABT may elect to borrow amounts under the Revolving Credit Facility that bear interest at a variable rate equal to the "reference rate" of Bank of America plus 1.125% or at a variable rate of interest equal to the applicable "London Interbank Offered Rate" of the Bank plus 3.00%. The average interest rate on amounts outstanding under the Revolving Credit Facility at June 30, 1999 was 8.06%. The Revolving Credit Facility is secured by collateral consisting of substantially all the assets (excluding real property) of ABT and its subsidiaries. The terms of the Revolving Credit Facility contain operating and financial covenants, including requirements to maintain minimum ratios of cash flow to debt service and a maximum ratio of total debt to equity.

     On August 14, 1998, ABT and BABC amended the Revolving Credit Facility to provide for borrowings of $15 million in excess of amounts allowed under the borrowing base computation (the "BABC Bridge") through December 31, 1998. This additional borrowing carried a fixed interest rate of 18%.

     ABT entered into a bridge loan facility (the "Deutsche Bridge") on July 3, 1998 with Deutsche Bank AG, which provided ABT with $15 million of unsecured bridge financing. The loan was repaid upon maturity on January 4, 1999. Interest on the Deutsche Bridge averaged the LIBOR rate plus 4.8%.

     In December 1998 and January 1999, ABT sold $23.3 million of convertible debentures and 1.7 million warrants to purchase ABT's common stock. ABT received an aggregate of $25 million from this transaction, which was used to repay the BABC Bridge and the Deutsche Bridge. The debt was due on December 30, 2001 and provided for interest at 5% per annum, which ABT had the option of paying in cash or its common stock. The debt was subordinated to ABT's Revolving Credit Facility. On May 28, 1999, ABT completed an early redemption of the subordinated convertible debentures. ABT paid cash of $27.6 million, including accrued interest, to fully redeem the debt. In connection with the early redemption of its subordinated convertible debt, ABT borrowed $10 million from Richard Budd, a director of ABT and its Chief Executive Officer since February 26, 1999, and his family, including Kenneth Budd, ABT's President and Chief Operating Officer. The debt was repaid on June 8, 1999, including interest at 8.25% per annum. See Note 5 of Notes to Consolidated Financial Statements.

     ABT had long-term obligations (including current installments) of approximately $18.2 million at June 30, 1999 and $14.3 million at June 30, 1998. The long-term obligations consisted primarily of mortgages, covenants not to compete and deferred compensation. In addition, as described in Note 7 of Notes to Consolidated Financial Statements, ABT has guaranteed the proceeds from the sale of common stock by certain former owners of certain acquired companies. During Fiscal 1999, ABT made payments aggregating $3.9 million under these agreements and $1.5 million was accrued at June 30, 1999 that was paid subsequently. If the shares remaining to be sold are sold at an average price of $4.00 per share, ABT would make an additional payment of $1.6 million in July 2000.

     Subsequent to June 30, 1999, ABT sold 700,000 shares of common stock for cash of $3.5 million. In addition, ABT borrowed approximately $3 million from a special purpose entity controlled by officers of ABT the proceeds of which were used for working capital. This debt is secured by certain real estate and provides for interest at 10% per annum. The debt is due on demand or, if no demand is made, ninety days from the borrowing, and is repayable upon any refinancing by ABT.

     When ABT entered into the Revolving Credit Facility, the debt service covenant was reflective of ABT's forecasted operations, including businesses acquired at that time. Subsequent acquisitions and other changes in ABT's operations have caused the covenant to not be appropriate for ABT's current business structure. The loss incurred during the fourth quarter of the year ended June 30, 1999 resulted in ABT not being in compliance with the debt service covenant at June 30, 1999 and would have prevented ABT from being able to comply with the covenant through June 30, 2000. Subsequent to June 30, 1999, the lenders agreed to waive compliance with the covenant at June 30, 1999 and the covenant has been amended to reflect ABT's current operational structure and forecasted results of operation. ABT believes it will be able to comply with the covenant as restructured. At the time the covenant was amended, the revolving line of credit was also amended to reduce the maximum borrowings under the line to $90 million and to increase the interest rate charged on borrowings by 1%. In addition, at ABT's discretion, the advance rate on eligible inventory may be reduced to 55% effective January 15, 2000, or the interest rate on borrowings will be increased by an additional 1% and additional fees will be due the lenders.

     ABT has received a commitment from a major financial institution that, if consummated, would provide ABT with additional financing capacity and replace ABT's existing Revolving Credit Facility. The proposed financing arrangement would provide ABT with a revolving line of credit of up to $115 million and five-year term financing of up to $20 million. ABT would be required to obtain an additional $5 million of equity capital or unsecured debt. The revolving debt would be subject to a borrowing base computation based on levels of eligible accounts receivable and inventory. The term debt would be based on the appraised values of certain items of ABT's property, plant and equipment. The new debt would be secured by substantially all of ABT's assets. ABT is currently evaluating the terms of the commitment but has not yet accepted it. It is anticipated that this financing will be completed by the end of November 1999, although there can be no assurance this financing will be completed. In the event this financing is not completed, ABT will continue to explore other alternatives to supplement or replace its existing Revolving Credit Facility, including obtaining long-term debt secured by ABT's property, plant and equipment. In addition, it is possible ABT may seek to raise additional equity capital.

     ABT believes, based on its current operational structure and forecasted results of operations for Fiscal 2000 that borrowings under the revolving Credit Facility will be sufficient to fund ABT's operations through June 30, 2000. However, the seed business is subject to wide seasonal fluctuations, which result in a significant increase in the level of inventory prior to and during the heavier selling season in the spring and related higher levels of accounts receivable following such sales through the early summer. This also reflects industry practice that dictates a significant amount of sales of certain products are made with extended terms through mid summer. In addition, the seed business can be significantly impacted by the weather, which can alter the timing and nature of crops planted by farmers which, in turn, affects the timing and nature of seed sales. For these reasons, or if ABT were to make additional acquisitions, ABT may need to seek additional financial resources to finance ongoing operations.

                          YEAR 2000 READINESS STATEMENT

     As of August 1, 1999, ABT believes all of its domestic information systems were Year 2000 ready. Domestic operations constitute approximately 96.4% of ABT's annual net sales. This was in large part accomplished by migrating approximately 86.5% of domestic operations to an enterprise resource planning ("ERP") information system and the remaining 13.5% will continue on an existing system that ABT believes is Year 2000 ready. ABT is in the process of integrating  its Canadian  operations  into its ERP  information  system and has contracted for software, hardware and consulting services to implement this integration by the end of October 1999. ABT's operations in Mexico will be converted to an independent Year 2000 platform by November 1999. The conversion of these international operations will complete the internal Year 2000 information systems readiness project. The cost of this implementation is not expected to exceed $8.5 million, which amount includes internal costs for personnel, training, supplies, travel and equipment. At June 30, 1999, ABT had incurred approximately $8.2 million of these costs. The implementation costs are funded through operations, the credit facilities described above, and approximately $954,000 of financing provided by one of the vendors.

     The ERP and related network and hardware systems are designed to be Year 2000 compliant. Local area networks, desktop hardware, and desktop operating systems for domestic operations are believed to be Year 2000 ready. International operations are planned to be Year 2000 ready by November 1999 as a result of the system integration and migration.

     ABT believes that it has allocated adequate resources to mitigate the most significant risks related to the Year 2000 issue. ABT expects its Year 2000 program to be successfully completed on a timely basis prior to January 1, 2000. However, there can be no assurance that this will be accomplished. In the event any operating units remain Year 2000 non-compliant in late 1999, ABT's contingency plan is twofold. First, ABT has identified reparation for existing software that is available as an upgrade, patch, or software replacement (data field masks, editing date related computations, or as a temporary workaround). Secondly, ABT has identified the potential to encapsulate data information as a temporary measure until the software or systems can be replaced. In the worst case scenario, ABT can resort at the operating unit level to simple desktop accounting packages that are Year 2000 compliant. ABT estimates that the overall risk to its operations as a result of non-compliance with Year 2000 for its existing systems in a worst case scenario to be less than $100,000. However, there can be no assurance that this estimate is the absolute maximum.

     The ability of third parties with which ABT transacts business to adequately address their Year 2000 issues is outside of ABT's control. ABT has taken steps to confirm that the systems of its suppliers and customers are expected to be Year 2000 compliant and to determine whether the nature of any noncompliance would have a material adverse effect on ABT's business, financial condition and results of operations. ABT has identified what it considers major customers and vendors. Each identified company was sent a survey concerning Year 2000 compliance. Non respondents were sent a second survey and/or were contacted directly. Responses from all critical vendors have been received but 28 customers and 66 other vendors have not responded to our inquiries. ABT believes that these vendor and customers will not have a material adverse impact on ABT's operations if they are not Year 2000 compliant. Year 2000 Readiness Statements are on file for all survey respondents. ABT anticipates the process for obtaining readiness statements for the remainder of its major customers and suppliers will be complete no later than November 1999. The responses received have not indicated any instances of noncompliance with Year 2000 that would cause significant problems to ABT.

     There can be no assurance that the failure of ABT or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on ABT's business, financial condition, cash flows and results of operations.

                                    INFLATION

     Management does not believe that inflation has had a significant effect on ABT's operations to date. The cost of seed products is largely affected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. The costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of ABT's total operations. However, ABT remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

                 IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

     The impact of new accounting standards not yet adopted by ABT is discussed in Note 2 of Notes to Consolidated Financial Statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the normal course of business, ABT is subject to a variety of market risks, including, but not limited to, interest rate movements. ABT routinely monitors these risks and takes actions to protect against the adverse effects of these and other potential exposures. Although ABT does not anticipate any material losses in these areas, no assurance can be made that material losses will not be incurred in these areas in the future. ABT has no derivative financial instruments or derivative commodity instruments, nor does ABT have any financial instruments entered into for trading purposes. ABT's financial instruments are not subject to significant foreign currency exchange risk, commodity price risk, or equity price risk. Other financial instruments are discussed in Note 11 of Notes to Consolidated Financial Statements. Long-term obligations and short-term debt are discussed in Notes 5 and 6 of Notes to Consolidated Financial Statements, including the extent of such items that bear interest at variable rates. An increase or decrease in the interest rate of 100 basis points on ABT's variable rate short-term debt would decrease or increase ABT's pre-tax earnings by one percent of the average amount outstanding under the line of credit. The level of short term debt is significantly impacted by the level and timing of acquisitions, the results of operations, and the timing and amount of permanent capital raised. The average variable rate short-term debt was approximately $82.5 million for Fiscal 1999 and $32.5 million for Fiscal 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules required by Item 8 begin on page F-1. The supplementary financial information requirements of Item 8 are not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                        DIRECTORS AND EXECUTIVE OFFICERS

     The Directors and executive officers of ABT at June 30, 1999 are as follows:

      Name                              Age             Positions
      ----                              ---             ---------
Richard P. Budd                         57       Director, Chairman of the Board and Chief Executive Officer
James W. Hopkins                        64       Director (l)
Randy Ingram                            39       Director, Executive Vice President, Chief Financial Officer, and Director of
                                                 Business Development
James W. Johnston                       53       Director (l)
L. Glenn Orr, Jr.                       59       Director
Thomas B. Rice                          53       Director, Executive Vice President, and Director of Research
Kenneth R. Budd                         38       President and Chief Operating Officer
Douglas A. Fisher                       50       Senior Vice President, General Counsel, Director of Business
                                                     Services and Secretary

(1)  Member of the Audit, Compensation and Stock Option Committees.

     Richard P. Budd has been Chairman of the Board and Chief Executive Officer ("CEO") of ABT since February 26, 1999. He was elected a director of ABT on January 6, 1998, upon ABT's acquisition of Lofts Seed, Inc. He served as the CEO of Budd Seed, Inc., an affiliate of Lofts, from 1985 and of Lofts Seed, Inc. from June 1996 until both companies were acquired by ABT in January 1998. Mr. Budd has also been the CEO of The Budd Group since 1964. The Budd Group is a service company engaged in primarily janitorial, landscape, security guard and administrative support services, and provided management services to ABT from January 1998 through December 1998. Mr. Budd is President of Sylco Aviation, Inc. and the Vice Chairman of High Point University. Richard Budd is the uncle of Kenneth R. Budd.

     James W. Hopkins has served as a director of ABT since January 1997 and also as a consultant to ABT since June 1997. Since July 1996, he has served as President of Agriworld Technologies, an agricultural consulting firm. Prior thereto, from December 1993, he served as Vice President of Mycogen Corporation and General Manager of Mycogen Seeds. For Mycogen Corporation, Mr. Hopkins worked on strategic alliances, joint ventures, acquisitions and mergers and was responsible for all global seed activities. For Mycogen Seeds he was responsible for the consolidation of four autonomous operating companies. Between 1963 and 1992, Mr. Hopkins had a variety of responsibilities with four different seed companies. He has extensive experience in the summer annual forage crops.

     Randy Ingram has served as Executive Vice President of ABT since June 9, 1999. From February 23, 1999 to June 8, 1999, Mr. Ingram served as Co-President. He has been the Chief Financial Officer ("CFO") and Director of Business Development since November 3, 1998. He was elected to ABT's Board of Directors in February 1999. Prior to joining ABT in September 1998, Mr. Ingram was Head, Business Planning and Development at Novartis Seeds AG (Basel, Switzerland), the world's second largest seed company. At Novartis, Mr. Ingram coordinated global strategic and annual business planning processes and served as leader of technology licensing and acquisitions efforts. Prior to his Basel position, he was Vice President and CFO of Northrup King Co. (then part of Sandoz and now part of Novartis Seeds). He began his career in the seed industry in finance at Pioneer Hi-Bred International, Inc.

     James W. Johnston has served as a director of ABT since March 16, 1999. Mr. Johnston is President and Chief Executive Officer of Stonemarker Enterprises, Inc., a consulting and investment company. During his career, he served as Vice Chairman of RJR Nabisco, Inc., a holding company, from 1995 to 1996. From 1989 to 1996, he also served as Chairman of R.J. Reynolds Tobacco Co., and was CEO of that company until 1995. Mr. Johnston was named a Director of RJR Nabisco Holdings Corp. in 1992 and Chairman of R.J. Reynolds Tobacco International, Inc. in 1993. He retired from R.J. Reynolds in July 1996. Mr. Johnston began his business career with Ford Motor Co. and has held senior management positions at various subsidiaries of Northwest Industries, Inc. and Citibank N.A.

     L. Glenn Orr, Jr. has served as a director of ABT since June 16, 1999. He is currently Chairman, CEO and President of Orr Management Company, an investment-banking firm in Winston-Salem, NC. He is Chairman Emeritus, and former Chairman, CEO and President of Southern National Corporation, a southeast U.S. banking firm. He helped to successfully merge Southern National Corporation with Branch Bank & Trust Co., creating one of the leading banks in the southeast U.S. Mr. Orr serves on the Board of Directors of eight companies, including three other publicly traded companies (Polymer Group, Highwoods Properties, and Ladd Furniture Co.) and one registered investment company (BMC Fund, Inc.), and also serves on the Boards of various non-profit organizations including as Trustee of Wake Forest University and a former member of the North Carolina Economic Development Commission.

     Thomas B. Rice, Ph.D. has served as Executive Vice President of ABT since June 9, 1999. From February 23, 1999 to June 8, 1999, Dr. Rice served as
Co-President. He has been Director of Research since January 1, 1998. On February 1, 1999, he was elected a director of ABT. Dr. Rice has a Ph.D. in genetics from Yale University. Dr. Rice has over 20 years of experience in the seed industry in both research and management. From 1976 to 1985, Dr. Rice worked for Pfizer, Inc. where he served as senior research scientist, project leader and manager. From 1985 to 1990, he served as Vice President, Director of Research and Executive Vice President of DEKALB-Pfizer Genetics. From March 1990 to July 1993, Dr. Rice was the President and Chief Operating Officer of DEKALB Plant Genetics. From July 1993 until April 1995 he served as the Senior Vice President, Director of Research of DEKALB Genetics Corp. From May 1995 until joining ABT, Dr. Rice was a self-employed consultant.

     Kenneth R. Budd became an executive officer of ABT on June 9, 1999 serving as President and Chief Operating Officer ("COO"). Mr. Budd is responsible for retail operations and retail marketing, including the mass merchant business and Specialty Distribution. He joined ABT in January 1998 as a result of the Lofts acquisition. Prior to his current position, he served ABT as Eastern Operations Director and President of Lofts Seed, Inc. Budd has over 15 years' operational management experience in the seed business, beginning as General Manager of the Budd family's first seed company acquisition. He successfully directed and led the consolidation of the various Budd seed holdings into Lofts Seed, Inc. Budd has been actively involved in seed industry trade associations during his career and is a former President of the North Carolina Seedsman Association and past member of the Board of Directors of the North Carolina Crop Improvement Association. Kenneth Budd is the nephew of Richard Budd.

     Douglas A. Fisher became an executive officer of ABT on June 9, 1999 when he became a Senior Vice President. From February 1, 1998 to June 8, 1999, he served as Vice President. He has also been General Counsel and Director of Business Services since February 1, 1998 and Secretary since February 1, 1999. Prior to joining ABT, he served as General Counsel at Seminis, Inc., a world leader in vegetable seed products. From 1982 to 1995, he was Deputy General Counsel of DEKALB Genetics Corporation. Prior to that he was in private law practice. Mr. Fisher's legal experience has been in the areas of intellectual property, licensing, biotechnology, litigation and dispute resolution, anti-trust, international, distribution, and securities.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

     The Board of Directors has established Audit, Stock Option and Compensation Committees, each of which consists of Mr. Hopkins and Mr. Johnston. Mr. Hopkins was a member of these committees for all of Fiscal 1999 and Mr. Johnston has been on these committees since becoming a director on March 16, 1999. Mr.
Richard P. Budd was a member of these committees from July 1, 1998, the beginning of ABT's fiscal year, until he became the CEO on February 26, 1999. See Item 11 for a description of consulting arrangements with certain directors.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Pursuant to Section 16 of the Exchange Act, ABT's Directors and executive officers and beneficial owners of more than 10% of ABT's common stock, par value $.001, are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock and derivative securities of ABT. Based solely on a review of such reports provided to ABT and written representations from such persons regarding the necessity to file such reports, ABT is not aware of any failures to file reports or report transactions in a timely manner during ABT's fiscal year ended June 30, 1999, except that Messrs. Hopkins and Ingram each filed one late report on Form 4 concerning one transaction each, and Messrs. Richard Budd and Kent Schulze filed one late report on Form 5 concerning one transaction each.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

     The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to ABT during the fiscal year ended June 30, 1999 ("Fiscal 1999"), the fiscal year ended June 30, 1998 ("Fiscal 1998") and the fiscal year ended June 30, 1997 ("Fiscal 1997") by those persons who, during Fiscal 1999, served as CEO, the four highest compensated executive officers who received compensation in excess of $100,000 during Fiscal 1999, and two additional individuals who would have been included in the previous category, except for the fact that they were not executive officers at the end of Fiscal 1999 (collectively, the "Named Executive Officers").

                                                                                  Long-term
                                                                                  Other annual
                                                Annual compensation               compensation
                                   ---------------------------------------------- --------
                                                                                  Securities
                                                                Other annual      underlying
   Name and principal position     Year   Salary($)  Bonus($)  compensation($)(1) options(#)
   ---------------------------     ----   --------   --------      --------       --------
Richard P. Budd (2)                1999   $--        $   --        $   --             --
   CEO

Kenneth  R. Budd (3)               1999   $125,000   $ 50,000      $   --           25,000
   President and COO

Douglas A. Fisher(3)               1999   $150,000   $   --        $   --             --
 Senior Vice-President,
 General Counsel, Secretary
 and Director Of
 Business Services

Randy Ingram (3)                   1999   $120,000   $ 40,000      $   --          300,000
 Executive Vice-President, CFO
 and Treasurer

Thomas B. Rice (4)                 1999   $128,000   $   --        $   --             --
 Executive Vice-President,         1998   $ 60,000   $   --        $   --          500,000
 Director of Research

Johnny R. Thomas (5)               1999   $ 44,000   $   --        $   --           50,000
                                   1998   $ 60,000   $   --        $   --             --
                                   1997   $ 84,000   $   --        $131,906(6)        --

Kent Schulze (7)                   1999   $139,183   $   --        $399,999           --
                                   1998   $ 87,500   $   --        $   --          400,000

Henry A. Ingalls (8)               1999   $150,000   $ 30,000      $ 20,000           --
    Vice President                 1998   $150,000   $ 30,000      $ 20,000           --
                                   1997   $150,000   $ 30,000      $ 26,250(6)        --


(1) The above compensation figures do not include the cost to ABT of benefits, including premiums for life and health insurance and any other personal benefits provided by ABT to such persons in connection with ABT's business, which were in any event below reportable thresholds.

(2) Richard P. Budd became CEO on February 26, 1999, but did not become an employee of ABT until July 1, 1999. From February 26, 1999 through June 30, 1999, he was paid $68,250, as a consultant. Effective July 1, 1999, he will be compensated at an annual rate of $ 150,000 and he was granted options to purchase 500,000 shares of ABT's common stock at a price of $6.125, which was the closing price of ABT's common stock on the date of grant.

(3) Mr. Ingram became an executive officer on November 2, 1998. Mr. Kenneth R. Budd and Mr. Fisher became executive officers on June 9, 1999. Each had been employed in non-executive officer positions prior to such date. The compensation amounts reflect all amounts paid for Fiscal 1999 in all capacities of service to ABT.

(4)  Dr. Rice joined ABT and became an executive officer on January 1, 1998.

(5) Dr. Thomas was the CEO until February 26, 1999, at which time he ceased to be an executive officer. His compensation as CEO was at an annual rate of $60,000. Dr. Thomas remains a part-time employee of ABT receiving compensation of $1,000 per month and he was granted options to purchase 50,000 shares of ABT's common stock at $5.81 per share, which was the closing price of ABT's common stock on the date of grant.

(6) Includes the difference between the exercise price and the fair market value of options (the "spread") on the date of exercise of in-the-money options, but excludes the spread for options not in-the-money when exercised.

(7) Mr. Schulze was President and COO from January 1, 1998 to March 24, 1999, when he resigned. The amount of other annual compensation for Fiscal 1999 includes $374,999, which Mr. Schulze was entitled to under the terms of his employment contract, and $25,000 representing the difference between the exercise price and the fair market value of options (the "spread") on the date of exercise of in-the-money options.

(8) Mr. Ingalls was Vice President, Chief Financial Officer, and Treasurer of ABT from April 3, 1996 through November 1, 1998, at which time he ceased to be an executive officer.

                        OPTION GRANTS IN LAST FISCAL YEAR

     The table below includes information regarding Named Executive Officers to whom options were granted during Fiscal 1999.

                                                                                           Potential realizable value
                                             Percent of total                                    value at assumed
                      Number of securities   options granted                                annual rates of stock price
                       underlying options    to employees in   Exercise price  Expiration  appreciation for option term
       Name                 granted (#)       fiscal year(%)     ($/share)       date         5%               10%
       ----                 -----------       --------------     ---------       ----         --               ---
  Kenneth R. Budd             25,000(1)                   1.0       12.75       9/22/03       88,065         194,600
  Randy Ingram               250,000(2)                  10.0       15.5625      8/4/03    1,074,908       2,375,265
  Randy Ingram                50,000(3)                   2.0       13.00       12/8/03      179,583         396,832
  Johnny R. Thomas            50,000(4)                   2.0        5.81       2/23/04       80,260         177,353

(1)  Became exercisable on January 6, 1999.
(2) Become exercisable 50,000 upon grant and 50,000 on each September 14 beginning in 1999.
(3)  Became exercisable 42,500 on December 8, 1998 and 7,500 on January 8, 1999.
(4) Become exercisable 25,000 on February 23, 2000 and 25,000 on February 23, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

     The table below includes information regarding the value realized on option exercises and the market value of unexercised options held by the Named Executive Officers in the Summary Compensation Table during Fiscal 1999.

                                                               Number of securities
                                                              underlying unexercised        Value of unexercised
                               Shares                         options at FY-end (#)       in-the-money options at
                             acquired on   Value realized          exercisable/           FY-end ($) exercisable/
            Name              exercise           ($)              unexercisable               unexercisable(1)
            ----              --------           ---              -------------               ----------------
  Richard P. Budd                -0-             -0-                 20,000/0                       0/0
  Kenneth R. Budd                -0-             -0-              75,000/100,000                    0/0
  Douglas A. Fisher              -0-             -0-              60,000/90,000                     0/0
  Randy Ingram                   -0-             -0-             100,000/200,000                    0/0
  Thomas B. Rice                 -0-             -0-             200,000/300,000                    0/0
  Johnny R. Thomas               -0-             -0-                 0/50,000                     0/12,650
  Kent Schulze                  5,000          25,000                20,000/0                     40,060/0
  Henry A. Ingalls               -0-             -0-               1,225,000/0                  4,830,175/0

(1) Based on the closing price of ABT's common stock on June 30, 1999 of $6.063.

                            COMPENSATION OF DIRECTORS

     Officer-directors currently receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Outside directors receive $9,000 per year for attending meetings on up to six different days, $1,500 for additional days and reimbursement of expenses. Each outside director also received options to purchase, at the closing price on the date of grant, 20,000 shares of common stock upon joining the Board, 10,000 of which vested immediately, and 10,000 of which vest after a year of service. See "Consulting Agreements" for a description of consulting arrangements with certain directors.

                              EMPLOYMENT AGREEMENTS

     On March 10, 1994, ABT entered into an employment agreement with Dr. Johnny
R. Thomas, commencing on April 11, 1994. During the term of his agreement, and for a period of two years following termination of employment, Dr. Thomas will be prohibited from engaging in activities which are competitive with those of ABT and its affiliated corporations within the United States and from disclosing proprietary information of ABT. On July 1, 1997, Dr. Thomas agreed to reduce his salary to $60,000 per year. In connection with his resignation as CEO on February 26, 1999, Dr. Thomas' compensation was reduced to $1,000 per month and he was granted options to purchase 50,000 shares of ABT's common stock at $5.81 per share that vest over a two year period.

     On February 13, 1996,  ABT entered into an employment  agreement with Henry
A. Ingalls. The agreement's term runs from April 3, 1996 for four years. Mr. Ingalls' aggregate compensation begins at $170,000 per annum plus a minimum bonus of $30,000 per year. The compensation is subject to annual escalations at the greater of 5% or the general inflation rate. The agreement contains a covenant by Mr. Ingalls not to compete against ABT during the term and for a two-year period thereafter. Mr. Ingalls also received options to purchase up to 1,250,000 shares of common stock, exercisable at $2.12 per share vesting over five years, but immediately exercisable for cash. Upon termination without cause, Mr. Ingalls would be entitled to two years' compensation. In the event there is a material change in the ownership or management of ABT and at any time thereafter Mr. Ingalls is either terminated or, in his sole determination, there is a significant change in his duties, responsibilities, principal location of employment or compensation, Mr. Ingalls shall be vested in full in all stock options granted pursuant to his employment agreement and shall be entitled to receive his full compensation and other employee benefits for three years.

     On November 18, 1997, ABT entered into an employment  agreement with Thomas
B. Rice. The agreement's term runs from January 1, 1998 for four years. Dr. Rice's salary begins at $120,000 and is subject to annual increases as determined by the Compensation Committee. Dr. Rice also received options to purchase up to 500,000 shares of common stock at prices ranging from $8.50 to $10.00 per share vesting over four years. The agreement contains a covenant by Dr. Rice not to compete against ABT during the term and for a two to five-year period thereafter. Upon termination without cause, or if Dr. Rice voluntarily terminates the agreement upon at least nine months' notice (and assists in the transition process), Dr. Rice would be entitled to one year's compensation and become vested in his stock options which would otherwise become vested within 12 months from such date. In the event there is a change in the CEO of ABT and at any time thereafter Dr. Rice is either terminated or, in his sole determination, there is a significant change in his duties, responsibilities, or compensation, Dr. Rice shall be vested in full in all stock options granted pursuant to his employment agreement and shall be entitled to receive his full compensation and other employee benefits for two years. In addition, for a one-year period following the change of CEO, Dr. Rice has the option to terminate the agreement without justification and be vested in his stock options, which would otherwise become vested on the next anniversary date of employment and receive his full compensation for one year.

     On November 19, 1997, ABT entered into an employment agreement with Kent Schulze. Mr. Schulze's salary began at $187,500. Mr. Schulze also received options to purchase up to 400,000 shares of common stock at prices ranging from $9.25 to $13.25 per share vesting over four years. The agreement contains a covenant by Mr. Schulze not to compete against ABT during the term and for a two year period thereafter. Mr. Schulze resigned from ABT on March 24, 1999. Under the terms of his employment agreement, Mr. Schulze was paid $374,999 upon termination.

     On December 5, 1997, ABT entered into an employment  agreement with Douglas
A. Fisher. The agreement's term runs from February 1, 1998 for four years. Mr. Fisher's salary begins at $150,000 and is subject to annual increases as determined by the Compensation Committee. Mr. Fisher also received options to purchase up to 150,000 shares of common stock at $11.50 per share vesting over four years. The agreement contains a covenant by Mr. Fisher not to compete against ABT during the term and for five years thereafter. The agreement contains termination and change of control provisions substantially similar to those contained in Dr. Rice's agreement, described above.

     On January 6, 1998,  ABT entered into an employment  agreement with Kenneth
R. Budd, which was amended in September 1998. The term of the agreement is five years and can be terminated by either party with twelve months notice. Mr. Budd's salary is $150,000 plus a bonus of up to $50,000 per year. Mr. Budd has been granted options to purchase 150,000 shares of common stock at $8.50 per share, vesting over five years, and 25,000 shares at $12.75 that vested on January 6, 1999. The agreement contains a covenant by Mr. Budd not to compete against ABT during the term and for three years thereafter for which he will be paid $50,000 per year during that period.

     On August 5, 1999, ABT entered into an employment agreement with Randy Ingram. Mr. Ingram's salary begins at $150,000 and is subject to annual increases at ABT's discretion. Mr. Ingram has been granted options to purchase 250,000 shares of common stock at $15.5625 per share, vesting over four years, and 50,000 shares at $13.00 per share that have fully vested. The agreement contains a covenant by Mr. Ingram not to compete against ABT during the term and for one year thereafter. ABT may terminate the agreement without cause by giving ten days notice, in which case Mr. Ingram would become vested in options that would otherwise become vested on the next anniversary of employment and be entitled to receive his full salary for one year. In the event there is a change in the CEO of ABT and at any time thereafter Mr. Ingram is either terminated or, in his sole determination, there is a significant change in his duties, responsibilities, or compensation, Mr. Ingram shall be vested in full in all stock options granted pursuant to his employment agreement and shall be entitled to receive his full compensation and other employee benefits for two years. In addition, for a one-year period following the change of CEO, Mr. Ingram has the option to terminate the agreement without justification and be vested in his stock options, which would otherwise become vested on the next anniversary date of employment, and receive his full compensation for one year.

     Effective July 1, 1999, ABT entered into an employment agreement with Richard P. Budd. Mr. Budd's salary begins at $150,000 and is subject to annual increases at ABT's discretion. As an inducement to enter into the employment agreement, ABT granted Mr. Budd options to purchase 500,000 shares of common stock at $6.125 that vest over a four year period. The agreement contains a covenant by Mr. Budd not to compete against ABT during the term and for two years after ceasing to be an employee or director. Mr. Budd may terminate the agreement by giving ninety working days notice. ABT can terminate the agreement without cause by giving ten days notice, in which case Mr. Budd would become vested in options that otherwise would become vested on the next anniversary of employment and be entitled to receive his full salary for one year. If within two years following a change of control, either Mr. Budd is terminated or, in his sole discretion, his position or duties are adversely affected or changed and he terminates employment within sixty days of the change or effect, Mr. Budd will be entitled to a severance payment equal to three years salary.

                              CONSULTING AGREEMENTS

     On June 17, 1997, ABT retained James W. Hopkins, a director of ABT, pursuant to a consulting agreement commencing July 1, 1997. ABT entered into the agreement to capitalize on Mr. Hopkins' knowledge and expertise in the seed business and to ensure that he will not compete with ABT. The agreement provides that Mr. Hopkins shall provide annually up to 25 days of consulting services on specific projects, as requested by ABT's CEO, provided that the projects do not conflict with other seed business obligations of Mr. Hopkins. Mr. Hopkins may also propose ideas or concepts to ABT. ABT shall have exclusive control over deciding whether to proceed with any proposal. In compensation for his services, Mr. Hopkins received options to purchase 5,000 shares of common stock at $5.50 per share exercisable through June 30, 1999 and $750 per day of actual consulting services, plus pre-approved expenses. Mr. Hopkins was paid $4,500 for consulting services provided during Fiscal 1999 and $18,375 during Fiscal 1998.

     On February 26, 1999, Richard P. Budd became Chairman of the Board and CEO of ABT, but he did not become an employee of ABT until July 1, 1999. During the period prior to becoming an employee, Mr. Budd was compensated as a consultant on a per diem basis and received an aggregate of $68,250.

                                STOCK BONUS PLAN

     ABT adopted an Employee Stock Bonus Plan (the "Bonus Plan") effective May 24, 1994 providing for the issuance of up to 40,000 shares of common stock per year to any employee, consultant, officer or director, up to an aggregate of 400,000 shares for the entire Bonus Plan. Pursuant to the Bonus Plan, employees of ABT are eligible to receive a stock bonus at the discretion of ABT based on length of service and contribution or potential value to ABT. As of the date hereof, no bonus shares have been issued.

                                  STOCK OPTIONS

     ABT has established the AgriBioTech, Inc. 1994 Employee Stock Option Plan, as amended (the "Plan"). The Plan is intended to provide the employees, directors, independent contractors and consultants of ABT with an added incentive to continue their services to ABT, and to induce them to exert their maximum efforts toward ABT's success. The Plan provides for the grant of options to qualified directors, employees (including officers), independent contractors and consultants of ABT to purchase an aggregate of 3,600,000 shares of common stock, but no more than 300,000 options may be granted to any one person in any two-year period. The Plan is currently administered by the Stock Option Committee of the Board of Directors. The Committee determines, among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price.

     The Plan allows ABT to grant incentive stock options ("ISOs"), as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"), Non-Qualified Stock Options ("NQSOs") not intended to qualify under Section 422(b) of the Code and Stock Appreciation Rights ("SARs"; collectively, "Options") at any time within 10 years from the date the Plan was adopted. The exercise price of ISOs may not be less than the fair market value of the common stock on the date of grant, provided that the exercise price of ISOs granted to an optionee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the common stock on the date of grant. In addition, the aggregate fair market value of stock with respect to which ISO's were exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. Options shall have a term of no more than ten years, except that ISOs granted to an optionee owning more than 10% of the outstanding common stock shall have a term of no more than five years and must be granted to and exercised by employees of ABT (including officers). Options are not transferable, except upon the death of the optionee.

     At June 30,1999, an aggregate of 2.1 million options were outstanding under the Plan, at prices ranging from $2.00 to $27.688, including 20,000 options to each to Messrs. Richard Budd, Johnston, Orr and Schulze, 50,000 to Mr. Thomas, 25,000 to Mr. Kenneth Budd, and 15,000 to Mr. Ingram. Options to purchase an aggregate of 1.1 million shares of common stock were available for future grants under the Plan as of June 30, 1999.

     In addition, as of June 30, 1999, officers, key employees and consultants of ABT held options to purchase an aggregate of 6.8 million shares of common stock outside of the Plan, exercisable for up to ten years ending in 2006, at prices ranging from $2.00 to $25.63 per share. Of these, Mr. Ingalls held ten-year options to purchase up to 1,225,000 shares of common stock at $2.12 per share, Dr. Rice held five-year options to purchase up to an aggregate of 500,000 shares of common stock at prices ranging from $8.50 to $10.00 per share, Mr. Fisher held five-year options to purchase 150,000 shares of common stock at $11.50 per share, Mr. Kenneth Budd held six-year options to purchase 150,000 shares of common stock at $8.50 per share, and Mr. Ingram held options to purchase 250,000 shares of common stock at $15.5625 per share and 35,000 shares of common stock at $13.00 per share. On July 1, 1999, Mr. Richard Budd was granted options to purchase 500,000 shares of common stock at $6.125 per share. The above options vest over three to six-year periods.

                                 RETIREMENT PLAN

     ABT has a defined contribution plan (the "401(k) Plan") which covers all employees. Eligible employees may contribute up to 20 percent of their annual compensation, not to exceed the statutory maximum. ABT may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in ABT's contributions for each year of service after the first year. ABT made no contributions to the 401(k) Plan in Fiscal 1997. Beginning in January 1998, ABT began matching employee contributions to the 401(k) Plan up to 50% of the first 4% of the employees' compensation for employees whose base compensation is $60,000 or less. For other employees, ABT's matching is limited to 50% of the first 2% of amounts contributed by the employees. No matching contributions are made for officers of ABT.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     ABT has a Compensation  Committee  consisting of James W. Hopkins and James
W. Johnston, which has the responsibility of setting executive compensation. There are no compensation committee (or Board of Directors) interlock relationships with respect to ABT. See "Consulting Agreements" for a description of consulting arrangements with certain directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of October 8, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of common stock by (i) each person known by ABT to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each Director, (iii) each person named in the Summary Compensation Table and (iv) all executive officers and Directors individually and as a group.

                                                  Amount and nature of beneficial       Percentage of common stock
Beneficial owner                                            ownership (1)                        owned(2)
----------------                                            -------------                        --------
Richard P. Budd                                              964,352(3)                            1.9%
Kenneth R. Budd                                              248,653(4)                              *
Douglas A. Fisher                                             82,150(5)                              *
James W. Hopkins                                              30,000                                 *
Randy Ingram                                                 160,000(6)                              *
James W. Johnston                                             44,700(7)                              *
L. Glenn Orr, Jr.                                             12,000(7)                              *
Thomas B. Rice                                               455,000(8)                              *
Johnny R. Thomas                                             835,000(9)                            1.7%
Kent Schulze                                                  25,000(10)                             *
Henry A. Ingalls                                           1,302,378(11)                           2.6%
The State of Wisconsin Investment Board
   121 E. Wilson Street, 2nd Floor
   Madison, Wisconsin 53707                                9,402,517                              18.9%
All executive officers and directors as a
   group (8 persons)                                       1,996,855(14)                           4.0%

---------------
  *Less than 1%.

(1) Unless otherwise noted, ABT believes that each person has sole voting and investment power with respect to all shares of common stock beneficially owned, subject to community property laws, where applicable. Each person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of determination upon the exercise of warrants or options. The percentage ownership of each person is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date of determination have been exercised.

(2)  Based on 49,678,281 shares outstanding as of October 12, 1999.

(3) Includes 701,368 shares issued on January 6, 1998, in connection with ABT's acquisition of Lofts Seed, Inc. and related entities. Mr. Budd disclaims beneficial ownership of 1,298,632 shares owned by other former shareholders of the acquired entities, including the Richard P. Budd Irrevocable Living Trust. Also includes 20,000 shares issuable upon exercise of options granted January 6, 1998 when Mr. Budd became a Director of ABT and 100,000 shares issuable upon exercise of options granted under his employment agreement, but excludes 400,000 shares issuable upon exercise of options not currently exercisable.

(4) Includes 75,000 shares issuable upon exercise of currently exercisable options, but excludes 100,000 shares issuable upon exercise of options not currently exercisable.

(5) Includes 60,000 shares issuable upon exercise of currently exercisable options, but excludes 90,000 shares underlying options not currently exercisable.

(6) Includes 150,000 shares issuable upon exercise of currently exercisable options, but excludes 150,000 shares underlying options not currently exercisable.

(7) Includes 10,000 shares issuable upon exercise of currently exercisable options, but excludes 10,000 shares underlying options not currently exercisable.

(8) Includes 200,000 shares issuable upon exercise of currently exercisable options, but excludes 300,000 shares underlying options not currently exercisable.

(9) Based on reported ownership information as of February 26, 1999 when Mr. Thomas ceased to be an executive officer of ABT. Excludes 50,000 shares underlying options that are not currently exercisable.

(10) Based on reported ownership information as of March 25, 1999 when Mr. Schulze ceased to be an executive officer of ABT. Includes 20,000 shares issuable upon exercise of currently exercisable options.

(11) As of November 1, 1998, Mr. Ingalls ceased to be an executive officer of ABT. Includes 1,225,000 shares issuable upon exercise of currently exercisable options and 13,000 shares held by Mr. Ingalls' minor child for which Mr. Ingalls disclaims beneficial ownership.

(14) Includes 625,000 shares underlying options included for Messrs. Richard P. Budd, Kenneth R. Budd, Rice, Fisher, Ingram, Johnston, and Orr in notes
     (3)-(8) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of Lofts Seed, Inc. in January 1998, ABT entered into a five-year agreement with The Budd Group to provide ABT with certain accounting and human resources services. During Fiscal 1999, ABT paid $778,263 to The Budd Group for these services. Richard Budd is the CEO of The Budd Group. He also is a stockholder but does not control The Budd Group. In September 1998, ABT and The Budd Group agreed to an early termination of the services arrangement effective December 31, 1998. As part of the termination arrangement, ABT agreed to pay $500,000 to The Budd Group, which amount was satisfied through the issuance of 37,913 shares of ABT's common stock in January 1999.

     As part of the agreements entered into at the time of the acquisition of Lofts Seed, Inc., ABT agreed to lease certain operating facilities, which were owned by Richard Budd and being leased to Lofts. During Fiscal 1999, lease payments and reimbursement of repair and maintenance costs under these agreements amounted to $227,830. ABT also reimbursed The Budd Group and Sylco Aviation, Inc., a company owned by Richard Budd's wife, a total of $68,426 for expense incurred by those entities on behalf of ABT.

     On May 28, 1999 in connection with ABT's early redemption of its subordinated convertible debt, ABT borrowed $10 million from Richard Budd and his family, including Kenneth Budd. The debt was repaid on June 8, 1999, including interest at 8.25% per annum.

     Subsequent to June 30, 1999, ABT borrowed approximately $3 million from a special purpose entity controlled by Richard Budd and Kenneth Budd. This debt is secured by certain real estate of ABT and provides for interest at 10% per annum. The debt is due on demand or, if no demand is made, ninety days from the borrowing, and is repayable upon any refinancing by ABT.

     See Item 11 for a description of consulting arrangements with certain directors and employment agreements with certain officers.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements-See Index on page F-1

     (a)(2) Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts appears on page S-1.

     (a)(3) Exhibits

Exhibit No.                  Description
-----------                  -----------
   3.1          Articles of Incorporation of the Registrant, as amended. (1)

  *3.2          Amended and Restated By-Laws of the Registrant.

   3.3          Articles of Merger of the Registrant. (1)

   3.4          Agreement and Plan of Merger. (1)

   3.5          Certificate of Amendment of Articles of Incorporation. (8)

   4.1          Form of Common Stock Purchase Warrant dated May 1998. (6)

   4.2          Form of Common Stock Purchase Warrant dated August 1998.(11)

  *4.3          Form of Common Stock Purchase Warrant dated December 1998.

   4.4          Form of Common Stock Purchase Warrant dated December 1998. (5)

   4.5          Form of Securities Purchase Agreement dated December 1998. (5)

   4.6          Form of Registration Rights Agreement dated December 1998. (5)

   4.7          Form of 5% Subordinated Debentures dated December 1998. (5)

 *10.1 Employment Agreement between the Registrant and Richard P. Budd dated July 1, 1999.

  10.2 Employment Agreement between the Registrant and Johnny R. Thomas dated March 10, 1994. (1)

  10.3 Employment Agreement between the Registrant and John C. Francis dated March 24, 1994. (1)

  10.4          1994 Stock Option Plan, as amended. (1)

  10.5          Employee Stock Bonus Plan. (1)

 *10.6          Employment Agreement dated January 6, 1998 between Kenneth R.
                Budd and the Registrant.

 *10.7 Employment Agreement dated August 6, 1998 between the Registrant and Randy Ingram.

 *10.8 Employment Agreement dated December 5, 1997 between the Registrant and Douglas A. Fisher.

 *10.9 Price Guaranty Agreement dated September 18, 1998 by and between the former owners of Garden West Distributors, Inc. and the Registrant.

 10.10          Employment Agreement dated February 13, 1996 between Henry A.
                Ingalls and the Registrant. (3)

 10.11 Stock Option Agreement dated as of February 13, 1996 between the Registrant and Henry A. Ingalls. (4)

*10.12 Proceeds Guarantee Agreement dated December 20, 1998 by and between Kimeragen, Inc. and the Registrant.

*10.13          Guaranty Agreement dated August 31, 1999 by and between Michael
                J. McCarthy and the Registrant.

 10.14 Stock Purchase Agreement dated August 22, 1997 by and among the Registrant, Olsen Fennell Seeds, Inc., Greg S. Fennell and James E. Olsen. (7)

 10.15 Consulting Agreement dated June 17, 1997, between Kent Schulze and the Registrant. (8)

 10.16          Consulting Agreement dated June 17, 1997, between James W.
                Hopkins and the Registrant. (9)

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

 10.20 Agreement and Plan of Reorganization dated December 1, 1997, by and among the Registrant, Lofts Seed, Inc., Budd Seed Inc., Lofts Mergerco, Inc. and the shareholders of Lofts Seed Inc. and Budd Seed, Inc. (14)

 10.21 Stock Purchase Agreement dated January 9, 1998, by and among the Registrant, Alan Rosoff, Seed Corporation of America, Green SCA Corp. and Green Seed Company Limited Partnership. (15)

 10.22 Stock Purchase Agreement dated August 21, 1998, by and among the Registrant and its subsidiary E.F.Burlingham & Sons, Willard W. Mclagan, Robert R. Lowery, Thomas G. Burns, Hiram G. Olsen, The H.G. Olsen & Ann Olsen Charitable Trust, Terry L. Shumaker, Evelyn J. Lacey, William W. Spurlin, Phillip J. Hawkins and Willamette Seed Co. (16)

 10.23 Asset Purchase Agreement dated August 28, 1998 by and among the Registrant, a subsidiary of the Registrant and Agway, Inc. (2)

 10.24 Stock Purchase Agreement dated September 1, 1998 by and among the Registrant, a subsidiary of the Registrant, 1304516 Ontario, Inc., Gabriel A. Eros and Mary E. Eros. (2)

*10.25 Price Guaranty Agreement dated September 1, 1998 between 1304516 Ontario Inc., an Ontario Corporation and the Registrant.

*10.26 Securities Purchase Agreement dated June 4, 1999 by and between The State of Wisconsin Investment Board and the Registrant.

*10.27          Repurchase  Agreement  dated May 28,  1998,  by and among  the
                Registrant  and the  former  holders  of the subordinated debt.

*10.28 Price Guaranty Agreement dated June 25, 1998 by and between the former owners of W-D Seed Growers, Inc.

*10.29          Guaranty  Agreement dated January 22, 1999 by and between Bill
                L. Rose, L.L.C., an Oregon limited liability company and the Registrant.

*10.30 Guaranty Agreement dated January 22, 1999 by and between Thomas K. Hodges and Halina K. Hodges and the Registrant.

*21.1           Subsidiaries of the Registrant.

*23.1           Consent of KPMG LLP.

*27.1           Financial Data Schedule.

*99.1           Pro Forma Financial Information.
------------
 *  Filed with this Report.

(1) Incorporated by reference from the Registrant's Registration Statement on Form SB-2 for April 29, 1994, as amended (No. 33-78470-NY).

(2) Incorporated by reference from the Registrant's Current Report on Form 8-K for August 28, 1998.

(3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1996.

(4) Incorporated by reference from the Registrant's Registration Statement on Form S-8 filed June 28, 1996 (No. 333-07123).

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K for December 30, 1998.

(6) Incorporated by reference from the Registrant's Form 10-K for the year ended June 30, 1998.

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

(13) Incorporated by reference from Amendment No. 1 to the Registrant's Current Report on Form 8-K for June 23, 1998.

(14) Incorporated by reference from the Registrant's Current Report on Form 8-K for December 1, 1997.

(15) Incorporated by reference from the Registrant's Current Report on Form 8-K for January 9, 1998.

(16) Incorporated by reference from the Registrant's Current Report on Form 8-K for January 26, 1998.

     (b)  Reports on Form 8-K:

          (i) A Current Report on Form 8-K dated May 28, 1999 was filed on May 29, 1999 with respect to an event on Item 5, the early redemption of ABT's convertible subordinated debt.

          (ii) A Current Report on Form 8-K dated June 6, 1999 was filed on June 9, 1999 with respect to Item 5, the sale of 4,276,850 shares of AB's common stock to The State of Wisconsin Investment Board.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 13, 1999

                                                AGRIBIOTECH, INC.


                                                By:  /s/Randy Ingram
                                                     --------------------
                                                     Randy Ingram,
                                                     Executive Vice President,
                                                     Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Richard P. Budd             Chairman of the Board, Chief Executive Officer
-----------------------        and Director  (Principal Executive Officer)           October 13, 1999
Richard P. Budd

/s/Randy Ingram                Executive Vice President, Chief Financial Officer
-----------------------        and Director (Principal and Accounting Officer)       October 13, 1999
Randy Ingram

/s/Thomas B. Rice              Executive Vice President, Director of Research
-----------------------        and Director                                          October 13, 1999
Thomas B. Rice

/s/James W. Hopkins            Director                                              October 13, 1999
-----------------------
James W. Hopkins

/s/James W. Johnston           Director                                               October 13, 1999
-----------------------
James W. Johnston

/s/L. Glenn Orr, Jr.           Director                                               October 13, 1999
-----------------------
L. Glenn Orr, Jr.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES OF AGRIBIOTECH, INC.

Independent Auditors' Report................................................F-2

Consolidated Balance Sheets
  as of June 30, 1999 and 1998..............................................F-3

Consolidated Statements of Operations
  for the years ended June 30, 1999, 1998, and 1997 ........................F-5

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1999, 1998, and 1997.........................F-6

Consolidated Statements of Cash Flows
  for the years ended June 30, 1999, 1998, and 1997.........................F-7

Notes to Consolidated Financial Statements
  - June 30, 1999, 1998, and 1997 ..........................................F-9

Schedule II - Valuation and Qualifying Accounts
  for the years ended June 30, 1999, 1998, and 1997.........................S-1

Schedules other than that listed above are omitted since they are not required or are not applicable, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                          Independent Auditors' Report




The Board of Directors and Stockholders
AgriBioTech, Inc.:


We have audited the accompanying consolidated balance sheets of AgriBioTech, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AgriBioTech, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                            KPMG LLP


Las Vegas, Nevada
October 13, 1999

                      AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                     ASSETS


                                                                                     June 30,
                                                                           ---------------------------
                                                                               1999           1998
                                                                           ------------   ------------
Current assets:
       Cash and cash equivalents                                           $  4,604,739   $  2,700,846
       Accounts receivable, less allowance for doubtful accounts
          of $6,489,753 at June 30, 1999 and $2,177,442 at June 30, 1998     45,684,024     39,503,262
       Inventories                                                           66,917,763     58,609,554
       Deferred income taxes                                                  1,696,161      1,339,709
       Other                                                                  1,748,157      1,673,903
                                                                           ------------   ------------
                       Total current assets                                 120,650,844    103,827,274

Property, plant and equipment, net                                           62,212,326     47,964,522

Intangible assets, net of accumulated amortization                          152,949,334    109,882,815

Investment in associated entity                                                 936,901        818,182

Other assets                                                                  5,379,306      2,038,115
                                                                           ------------   ------------
                       Total assets                                        $342,128,711   $264,530,908
                                                                           ============   ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  June 30,
                                                                      ------------------------------
                                                                           1999             1998
                                                                      -------------    -------------
Current liabilities:
       Short-term debt                                                $  71,909,061    $  50,329,614
       Current installments of long-term obligations                      5,977,852        3,251,846
       Accounts payable                                                  20,124,901       13,594,285
       Accrued liabilities                                               21,140,753       11,251,757
                                                                      -------------    -------------
                       Total current liabilities                        119,152,567       78,427,502

Long-term obligations, excluding current installments                    12,198,297       11,029,022
Deferred income taxes                                                     1,696,161          503,348
                                                                      -------------    -------------
                       Total liabilities                                133,047,025       89,959,872
                                                                      -------------    -------------

Stockholders' equity:
         Preferred stock, $.001 par value; authorized 10,000,000
           shares; none issued and outstanding                                 --               --
         Common stock , $.001 par value; authorized 100,000,000
            shares; issued and outstanding 47,498,061 shares at
            June 30, 1999 and 37,203,013 shares at June 30, 1998             47,498           37,203
         Capital in excess of par value                                 270,832,335      186,571,673
         Accumulated (deficit)                                          (61,798,147)     (12,037,840)
                                                                      -------------    -------------
                       Total stockholders' equity                       209,081,686      174,571,036
                                                                      -------------    -------------
Commitments, contingencies and subsequent events (notes 6, 7 and 8)

                       Total liabilities and stockholders' equity     $ 342,128,711    $ 264,530,908
                                                                      =============    =============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                                                          Year ended June 30,
                                                                            -----------------------------------------------
                                                                                 1999             1998            1997
                                                                            -------------    -------------    -------------

Net sales                                                                   $ 370,453,411    $ 205,117,007    $  65,904,058
Cost of sales                                                                 286,210,082      157,796,888       49,527,150
                                                                            -------------    -------------    -------------
               Gross profit                                                    84,243,329       47,320,119       16,376,908
Operating expenses                                                            109,881,470       47,579,105       17,971,813
Restructuring and special charges                                               9,751,631             --               --
                                                                            -------------    -------------    -------------
               Earnings (loss) from operations                                (35,389,772)        (258,986)      (1,594,905)
                                                                            -------------    -------------    -------------

Other income (expense):
    Interest expense                                                          (11,175,488)      (4,223,483)      (1,691,084)
    Interest income                                                               543,712          520,256          344,417
    Earnings of associated entity                                                 726,436          808,447          233,690
    Other                                                                         465,472          633,507           (5,883)
                                                                            -------------    -------------    -------------
               Total other income (expense)                                    (9,439,868)      (2,261,273)      (1,118,860)
                                                                            -------------    -------------    -------------
               Earnings (loss) before income taxes and extraordinary item     (44,829,640)      (2,520,259)      (2,713,765)

Income tax expense (benefit)                                                    1,011,362       (2,907,500)            --
                                                                            -------------    -------------    -------------
               Earnings (loss) before extraordinary item                      (45,841,002)         387,241       (2,713,765)

Extraordinary loss from early extinguishment of subordinated
      convertible debt                                                          3,919,305             --               --
                                                                            -------------    -------------    -------------
               Net earnings (loss)                                            (49,760,307)         387,241       (2,713,765)

Discount and imputed dividends on preferred stock                                    --             84,100        3,233,426
                                                                            -------------    -------------    -------------

               Net earnings (loss) attributable to common stock             $ (49,760,307)   $     303,141    $  (5,947,191)
                                                                            =============    =============    =============

Shares of common stock used in computing earnings (loss)
  per common share:
        Basic                                                                  40,825,827       30,077,693       15,549,184
        Diluted                                                                40,825,827       32,061,546       15,549,184
                                                                            =============    =============    =============

               Net earnings (loss) per common share (basic and diluted):
                       Earnings (loss) before extraordinary item            $       (1.12)   $        0.01    $       (0.38)
                       Extraordinary item                                           (0.10)            --               --
                                                                            -------------    -------------    -------------
                                  Net earnings (loss)                       $       (1.22)   $        0.01    $       (0.38)
                                                                            =============    =============    =============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity


                                                           Preferred stock                   Common stock
                                                    ------------------------------    -----------------------------    Capital in
                                                                                                                        excess of
                                                        Shares          Amount           Shares        Amount           par value
                                                    -------------    -------------    ------------    -------------   -------------

Balance at June 30, 1996                                    6,530    $           7        8,543,757   $       8,544   $  23,752,051

Issuance of preferred stock for cash                       10,000               10             --              --         9,999,990
Common stock issued for:
     Services                                                --               --             15,000              15          45,885
     Exercise of options                                     --               --          5,076,000           5,076      12,753,791
     Exercise of warrants                                    --               --          2,116,000           2,116       6,672,844
     Preferred stock converted and redeemed               (15,430)             (16)       7,094,226           7,094      (2,714,349)
     Cancellation of options                                 --               --            750,000             750            (750)
     Retirement of debt                                      --               --            148,402             148         319,852
Reduction of notes for:
     Cash                                                    --               --               --              --              --
     Notes receivable paid subsequent to year end            --               --               --              --              --
Common stock to be issued in acquisition                     --               --               --              --              --
Expenses of stock issuances                                  --               --               --              --        (1,389,995)
Reduction in deferred compensation                           --               --               --              --              --
Net (loss)                                                   --               --               --              --              --
                                                    -------------    -------------    -------------   -------------   -------------
Balance at June 30, 1997                                    1,100                1       23,743,385          23,743      49,439,319

Common stock issued for:
     Cash                                                    --               --          5,075,182           5,075      67,658,430
     Exercise of options                                     --               --            993,005             993       3,545,432
     Exercise of warrants                                    --               --          2,185,625           2,186      15,554,689
     Acquisitions                                            --               --          4,867,030           4,867      51,347,362
     Conversion of preferred stock                         (1,100)              (1)         308,677             309            (308)
     Reduction of indebtedness                               --               --             30,109              30         447,841
Options issued for services                                  --               --               --              --           396,965
Amounts received pursuant to proceed sharing
   under stock price guarantees                              --               --               --              --            94,609
Expenses of stock issuances                                  --               --               --              --        (1,912,666)
Net earnings                                                 --               --               --              --              --
                                                    -------------    -------------    -------------   -------------   -------------
Balance at June 30, 1998                                     --               --         37,203,013          37,203     186,571,673

Common stock issued for:
     Cash                                                    --               --          6,879,670           6,880      54,283,949
     Exercise of options                                     --               --            542,363             542       2,169,686
     Exercise of warrants                                    --               --            556,410             556       6,676,364
     Acquisitions                                            --               --            961,692             962      17,318,957
     Costs related to intellectual property                  --               --            225,000             225       3,999,772
     Reduction of indebtedness                               --               --             59,913              60         826,040
Allocation to warrants of proceeds from
   issuance of unts including common stock
   and convertible debt                                      --               --               --              --         4,075,820
Options issued for services                                  --               --               --              --           814,134
Adjustment to prior issuances of common stock
   due to stock price guarantees                             --               --          1,070,000           1,070      (5,433,188)
Amounts received pursuant to proceed sharing
   under stock price guarantees                              --               --               --              --           574,190
Expenses of stock issuances                                  --               --               --              --        (1,045,062)
Net (loss)                                                   --               --               --              --              --
                                                    -------------    -------------    -------------   -------------   -------------
Balance at June 30, 1999                                     --      $        --         47,498,061   $      47,498   $ 270,832,335
                                                    =============    =============    =============   =============   =============


                                                 Common stock                                           Notes
                                                 to be issued       Accumulated        Deferred     receivable from
                                                 in acquisition      (deficit)       compensation    sale of stock      Total
                                                  ------------     -------------    -------------    -------------    ------------

Balance at June 30, 1996                          $        --      $  (9,711,316)   $     (26,790)   $        --      $  14,022,496

Issuance of preferred stock for cash                       --               --               --               --         10,000,000
Common stock issued for:
     Services                                              --               --               --               --             45,900
     Exercise of options                                   --               --               --         (8,040,000)       4,718,867
     Exercise of warrants                                  --               --               --         (3,750,000)       2,924,960
     Preferred stock converted and redeemed                --               --               --               --         (2,707,271)
     Cancellation of options                               --               --               --               --               --
     Retirement of debt                                    --               --               --               --            320,000
Reduction of notes for:
     Cash                                                  --               --               --          1,800,000        1,800,000
     Notes receivable paid subsequent to year end          --               --               --          9,990,000        9,990,000
Common stock to be issued in acquisition              7,950,000             --               --               --          7,950,000
Expenses of stock issuances                                --               --               --               --         (1,389,995)
Reduction in deferred compensation                         --               --             26,790             --             26,790
Net (loss)                                                 --         (2,713,765)            --               --         (2,713,765)
                                                  -------------    -------------    -------------    -------------    -------------
Balance at June 30, 1997                              7,950,000      (12,425,081)            --               --         44,987,982

Common stock issued for:
     Cash                                                  --               --               --               --         67,663,505
     Exercise of options                                   --               --               --               --          3,546,425
     Exercise of warrants                                  --               --               --               --         15,556,875
     Acquisitions                                    (7,950,000)            --               --               --         43,402,229
     Conversion of preferred stock                         --               --               --               --               --
     Reduction of indebtedness                             --               --               --               --            447,871
Options issued for services                                --               --               --               --            396,965
Amounts received pursuant to proceed sharing
   under stock price guarantees                            --               --               --               --             94,609
Expenses of stock issuances                                --               --               --               --         (1,912,666)
Net earnings                                               --            387,241             --               --            387,241
                                                  -------------    -------------    -------------    -------------    -------------
Balance at June 30, 1998                                   --        (12,037,840)            --               --        174,571,036

Common stock issued for:
     Cash                                                  --               --               --               --         54,290,829
     Exercise of options                                   --               --               --               --          2,170,228
     Exercise of warrants                                  --               --               --               --          6,676,920
     Acquisitions                                          --               --               --               --         17,319,919
     Costs related to intellectual property                --               --               --               --          3,999,997
     Reduction of indebtedness                             --               --               --               --            826,100
Allocation to warrants of proceeds from
   issuance of unts including common stock
   and convertible debt                                    --               --               --               --          4,075,820
Options issued for services                                --               --               --               --            814,134
Adjustment to prior issuances of common stock
   due to stock price guarantees                           --               --               --               --         (5,432,118)
Amounts received pursuant to proceed sharing
   under stock price guarantees                            --               --               --               --            574,190
Expenses of stock issuances                                --               --               --               --         (1,045,062)
Net (loss)                                                 --        (49,760,307)            --               --        (49,760,307)
                                                  -------------    -------------    -------------    -------------    -------------
Balance at June 30, 1999                          $        --      $ (61,798,147)   $        --      $        --      $ 209,081,686
                                                  =============    =============    =============    =============    =============


See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH, INC AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                          For the year ended June 30,
                                                                 --------------------------------------------
                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
      Net earnings (loss)                                        $(49,760,307)   $    387,241    $ (2,713,765)
      Adjustments to reconcile net earnings (loss) to net cash
          flows from operating activities:
          Amortization                                              7,314,729       2,694,936         253,985
          Depreciation                                              3,915,500       2,043,420         902,326
          Equity in earnings of associated entity                    (726,436)       (808,447)       (233,690)
          Deferred income taxes                                       836,362      (2,947,914)           --
          Options issued for services                                 814,134         396,965          72,690
          Restructuring and special charges                         4,165,461            --              --
          Changes in assets and liabilities excluding
             effects of acquisitions:
                  Accounts receivable                               6,492,978      (2,260,461)      1,822,905
                  Inventories                                       8,031,857        (706,340)      1,898,354
                  Other assets                                      1,235,558         275,784         418,751
                  Accounts payable                                 (5,787,037)    (13,302,854)     (4,596,592)
                  Accrued liabilities                               6,548,299       2,937,757        (351,890)
                                                                 ------------    ------------    ------------
             Net cash flows from operating activities             (16,918,902)    (11,289,913)     (2,526,926)
                                                                 ------------    ------------    ------------
Cash flows from investing activities:
      Additions to property, plant and equipment                  (10,535,009)     (6,930,355)     (1,073,239)
      Additions to intangible assets                                 (320,058)        (24,620)        (19,228)
      Distributions from associated entity                            607,717         557,500         348,095
      Acquisitions                                                (44,450,318)    (66,903,637)    (25,790,301)
      Disposition of acquired assets held for sale                  9,345,034            --              --
      Amounts received (paid) pursuant to stock price
         guarantees and proceed sharing                            (3,325,751)           --              --
                                                                 ------------    ------------    ------------
             Net cash flows from investing activities             (48,678,385)    (73,301,112)    (26,534,673)
                                                                 ------------    ------------    ------------
Cash flows from financing activities:
      Net proceeds of short-term debt                               5,781,892       3,238,582      13,986,911
      Additions to long-term debt                                  23,464,831       7,559,848       1,037,717
      Reductions of long-term debt                                (27,914,278)    (12,854,332)     (1,278,265)
      Payments on amount due in connection with acquisitions             --        (7,300,000)           --
      Sale of common stock                                         54,290,829      67,663,505            --
      Exercise of options                                           2,170,228       3,546,425       4,718,867
      Exercise of warrants                                          6,676,920      15,556,875       2,924,960
      Allocation to warrants of proceeds from issuance of
          units including common stock and convertible debt         4,075,820            --              --
      Sale of preferred stock                                            --              --        10,000,000
      Redemption of preferred stock                                      --              --        (2,707,271)
      Expenses of stock issuances                                  (1,045,062)     (1,912,666)     (1,389,995)
      Expenses of debt issuance                                          --          (750,000)           --
      Payments received on notes receivable from sale of stock           --         9,990,000       1,800,000
                                                                 ------------    ------------    ------------
            Net cash flows from financing activities               67,501,180      84,738,237      29,092,924
                                                                 ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                1,903,893         147,212          31,325
Cash and cash equivalents at beginning of period                    2,700,846       2,553,634       2,522,309
                                                                 ------------    ------------    ------------
Cash and cash equivalents at end of period                       $  4,604,739    $  2,700,846    $  2,553,634
                                                                 ============    ============    ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                               For the year ended June 30,
                                                                    -----------------------------------------------
                                                                         1999             1998            1997
                                                                    -------------    -------------    -------------
Supplemental Cash Flow Information:
Interest paid                                                       $  11,089,850    $   4,361,808    $   1,536,469
                                                                    =============    =============    =============
Non cash investing and financing activities:
   Accrued costs of acquisitions                                    $     595,325    $   1,038,000    $   1,167,322
   Common stock issued to reduce indebtedness                             826,100          447,871          320,000
   Common stock issued in acquisitions                                 17,319,919       43,496,838             --
   Common stock to be issued in acquisition                                  --               --          7,950,000
   Common stock issued for costs related to intellectual property       3,999,997             --               --
   Receivable from exercise of options and warrants                          --               --         11,790,000
   Notes receivable paid subsequent to year end                              --               --          9,990,000
   Debt incurred in connection with acquisitions                        4,890,000        4,457,000             --
   Adjustment to prior issuances of common stock
     due to stock price guarantees                                      5,432,118             --               --
                                                                    =============    =============    =============

Summary of assets and liabilities acquired through acquisitions:
   Cash                                                             $   1,126,805    $   1,367,211    $     567,566
   Accounts receivable                                                 12,673,740       19,767,914       11,796,067
   Inventories                                                         16,340,066       34,574,253       18,171,587
   Net assets held for sale                                             9,345,034             --               --
   Property, plant and equipment                                       11,793,755       25,213,535        9,821,994
   Intangible assets                                                   50,061,190       88,970,592       22,094,688
   Other assets                                                           651,007        2,448,085        1,341,835
   Accounts payable and accrued expenses                              (14,952,271)     (20,294,275)     (12,209,690)
   Long-term and short-term debt                                      (19,252,283)     (34,729,445)      (7,790,489)
   Deferred income taxes                                                     --         (1,093,184)      (1,018,369)
                                                                    -------------    -------------    -------------
         Net assets acquired                                        $  67,787,043    $ 116,224,686    $  42,775,189
                                                                    =============    =============    =============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                          June 30, 1999, 1998, and 1997



1)   Corporate Organization and Acquisitions
     ---------------------------------------

     a)   Business
          --------

          AgriBioTech, Inc. ("ABT") is a vertically integrated developer, producer, marketer, and distributor of forage and cool-season turfgrass seed. Since early 1995, ABT has implemented a business strategy designed to first, acquire leading North American companies active in each step (research, production, distribution, and sales) in the forage and cool-season turfgrass seed sector; second, combine the acquired businesses into a single, customer-focused, vertically integrated entity; and third, shift the focus of the acquired businesses from public, non-proprietary seed varieties toward proprietary varieties with a long-term objective of developing biotechnologically enhanced varieties. ABT's vertically integrated forage and cool-season turfgrass seed operations include traditional-genetic-breeding research and development programs, seed conditioning plants that clean, condition and package seed grown under contract for ABT, and national and international sales and distribution networks.

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

     b)   Acquisitions
          ------------

          ABT has acquired a number of seed businesses since January 1, 1995 to accomplish its business strategy while transforming its business from being composed of primarily commodity type products to proprietary value-added products. Historically, the agreements for the acquisitions involved ABT taking effective control of the acquired businesses as of a mutually agreed upon date that preceded the closing date when consideration was transferred to the sellers. Subsequent to the effective date, the businesses were operated by the sellers on behalf of and for the benefit or liability of ABT under the direct supervision and control of ABT. This enabled ABT to begin the process of integrating the acquired operations into those of ABT as of the designated effective date. For accounting purposes, ABT has included the acquired businesses in its consolidated financial statements as of such effective dates. ABT has not recognized the effects of the acquisition of a business prior to the date that the seller conveys in a written agreement effective control of the business to ABT without restrictions other than those required to protect the owners of the acquired business. At such effective date, there have been no substantive conditions or material terms of the acquisition agreement remaining to be resolved and all risks and rewards of ownership of the business pass to ABT. Due to the size of ABT and the internal focus on integration of acquired businesses, ABT changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date, for acquired businesses not included in ABT's March 31, 1998 consolidated financial statements.

          Through June 30, 1999, ABT has completed the following acquisitions:

                                                                  Purchase price
     Company                                     Acquisition date  (In millions)
     -------                                     ----------------  -------------
     Seed Resource, Inc.                          January 1, 1995      $   1.1
     Scott Seed Co.                               March 1, 1995            2.0
     Hobart Seed Company                          April 1, 1995            1.7
     Sphar Seed                                   July 1, 1995             0.3


                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Halsey Seed Company                          July 1, 1995             1.1
     Arnold-Thomas Seed Service, Inc.             October 1, 1995          0.9
     Clark Seeds, Inc.                            October 1, 1995          2.2
     Doug Conlee Seed Company                     January 1, 1996          0.6
     Michigan Hybrid Seed                         June 30, 1996            Nil
     Beachley-Hardy Seed                          February 1, 1996         4.1
     W-L Research, Inc. and Germain's, Inc.       September 1, 1996       16.2
     E. F. Burlingham & Sons                      April 1, 1997            9.6
     The Sexauer Company                          April 1, 1997            3.2
     Olsen Fennell Seeds, Inc.                    June 1, 1997            15.2
     Lacrosse Seed Corporation                    July 1, 1997             7.0
     Lofts Seed, Inc. and affiliates              January 1, 1998         33.1
     Seed Corporation of America and affiliates   January 1, 1998          9.2
     Zajac Performance Seeds, Inc.                January 1, 1998          6.6
     Van Dyke Seed Co., Inc.                      January 1, 1998          8.2
     Las Vegas Fertilizer Co., Inc.               January 1, 1998         12.4
     Discount Farm Center, Inc.                   January 24, 1998         3.1
     Kinder Seed, Inc.                            February 1, 1998         3.5
     Ohio Seed Company                            March 1, 1998            3.8
     Peterson Seed Co., Inc.                      May 22, 1998             6.3
     W-D Seed Growers, Inc.                       June 25, 1998           12.1
     Geo. W. Hill & Co. (KY)                      July 8, 1998             6.3
     Fine Lawn Research, Inc.                     July 8, 1998             2.7
     Geo. W. Hill of Indiana, Inc.                July 10, 1998            1.5
     J & M Seed Company                           July 21, 1998            3.4
     Willamette Seed Company                      August 21, 1998         10.8
     Allied Seed Company                          August 28, 1998         14.0
     Oseco, Inc.                                  September 1, 1998        4.3
     Garden West Distributors                     September 18, 1998       6.5
     HybriGene, LLC                               January 22, 1999        11.5

          The net purchase price of these acquisitions was paid through approximately 7.0 million shares of ABT common stock valued at approximately $70.2 million, based on the market price of ABT's common stock when the terms of the agreements were reached or a guaranteed value designated in the agreements, with the remainder paid in cash or seller provided financing. Each acquisition was recorded using the purchase method of accounting.

          The business of Willamette Seed Company consisted of a seed division and a division that manufactures fertilizer and distributes fertilizers and other chemicals. Willamette's fertilizer division was outside the primary strategic focus of ABT's business and, accordingly, when ABT purchased Willamette in August 1998, it intended to dispose of the fertilizer division. On December 22, 1998, ABT sold the assets of the fertilizer division for $10.5 million with approximately $7.5 million paid in cash and the balance paid through the assumption of trade payables and other selected debt. Under Issue No. 87-11 of the Emerging Issues Task Force, the operating income of the fertilizer division aggregating approximately $277,000, including interest charges of approximately $336,000, during the period owned by ABT has been excluded from ABT's consolidated results of operations. The sales price for the fertilizer division approximated the estimated net realizable value at the date of acquisition and no gain or loss was recognized.

          Pro forma results of operations (unaudited) assuming the above acquisitions had occurred at the beginning of the periods presented are as follows. These pro forma results of operations include the effect of refinancing certain indebtedness incurred in acquisitions with subsequent issuances of equity securities.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                        Year ended June 30,
                                                        -------------------
                                                       1999             1998
                                                       ----             ----
Net sales                                        $ 377,584,398    $ 409,500,435
Earnings (loss) before extraordinary item          (46,175,892)      (2,003,781)
Net earnings (loss)                                (50,095,197)      (2,003,781)
Net earnings (loss) attributable to common stock   (50,095,197)      (2,087,881)
Net earnings (loss) per share-basic and diluted:
    Earnings (loss) before extraordinary item            (1.03)           (0.05)
    Extraordinary item
                                                          (.09)            --
                                                 -------------    -------------
        Net earnings (loss)                      $       (1.12)   $       (0.05)
                                                 =============    =============

          In certain acquisitions, ABT has guaranteed the sellers will receive an amount equal to the value assigned to the common stock in the acquisition if the stock is sold pursuant to a schedule provided in a lock-up agreement. The status of these guarantees is discussed in Note
          7. In addition, ABT will receive a portion of proceeds from the sale of ABT's common stock by the former owners of certain of such acquired businesses at prices in excess of certain amounts stated in the agreements.

2)   Significant Accounting Policies
     -------------------------------

     a)   Principles of Consolidation
          ---------------------------

          The  accompanying   consolidated   financial  statements  include  the
          accounts of ABT and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

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

     e)   Intangible Assets
          -----------------

          Intangible assets are stated at cost and primarily consist of goodwill, patents and intellectual property, and covenants not to compete related to ABT's seed business. Goodwill is amortized using the straight-line method over the expected benefit period of up to 40 years with a weighted average of 29.5 years at June 30, 1999 and 30.5 years at June 30, 1998. Patents and intellectual property are amortized over the shorter of legal or economic lives, averaging 10 years at June 30, 1999. Covenants not to compete are amortized using the straight-line method over the lives of agreements, ranging from 3

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          to 8 years. The recoverability of intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ABT assesses the recoverability of goodwill and measures any impairment by determining whether the amortization of goodwill over its remaining life can be recovered through undiscounted future cash flows from the acquired business.

     f)   Investment in Associated Entity
          -------------------------------

          ABT records its 50% investment in SeedBiotics, L.L.C., acquired effective September 1, 1996, using the equity method of accounting and records its share of the associated entity's income or loss as other income or expense. A summary of financial information for SeedBiotics, LLC is as follows:

                                                                 June 30,
                                                                 --------
                                                           1999            1998
                                                           ----            ----
     Assets
           Current assets                              $  789,500     $  705,080
           Fixed assets                                 1,333,815      1,350,677
           Other assets                                    10,631          2,288
                                                       ----------     ----------
                        Total assets                   $2,133,946     $2,058,045
                                                       ==========     ==========

     Liabilities and Members' Equity
           Current liabilities                         $  248,387     $  425,825
           Equity                                       1,885,559      1,632,220
                        Total liabilities              ----------     ----------
                         and equity                    $2,133,946     $2,058,045
                                                       ==========     ==========

                                                 Year ended June 30,
                                                 -------------------
                                        1999            1998           1997
                                        ----            ----           ----
Net sales                           $ 4,574,250     $ 4,236,467     $ 1,970,316
Cost of sales                         1,816,457       1,778,634       1,017,216
                                    -----------     -----------     -----------
          Gross profit                2,757,793       2,457,833         953,100
Operating expenses                    1,274,364         842,281         484,634
Other income (expense)                  (30,556)          1,344          (1,086)
                                    -----------     -----------     -----------
          Net earnings              $ 1,452,873     $ 1,616,896     $   467,380
                                    ===========     ===========     ===========

     g)   Income Taxes
          ------------

          Income taxes are provided under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be provided on temporary differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes using the asset and liability method. Under this method, deferred income taxes are computed based on the enacted tax rates scheduled to be in effect when such differences reverse.

     h)   Revenue Recognition
          -------------------

          ABT recognizes revenue when product is shipped to customers and title passes. Revenue is reduced by a reserve for estimated returns.

     i)   Research and Development Costs
          ------------------------------

          Research and development costs are expensed as incurred and aggregated $3,405,304, $2,271,466, and $1,170,703 in the years ended June 30,
          1999, 1998, and 1997, respectively.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     j)   Employee Stock Options
          ----------------------

          Under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ABT does not record compensation for stock options granted to employees unless the exercise price is less than the quoted market price of ABT's common stock at the measurement date. The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, Accounting for Stock-Based Compensation, which allows ABT to continue its present policy or, alternatively, to record a compensation element for stock options granted to employees on the "fair value based method" which generally uses a modeling technique to calculate the fair value of options issued. ABT has elected to continue its present method of accounting for employee stock options. Had ABT adopted the alternative method provided by SFAS No. 123, the earnings (loss) before extraordinary item, net earnings (loss), net earnings (loss) attributable to common stock, earnings (loss) before extraordinary item per share - basic and diluted, and net earnings
          (loss) per share - basic and diluted would have been $(50,337,585), $(54,256,890), $(54,256,890), $(1.23) and $(1.33) for the year ended
          June  30,  1999,  $(392,213),  $(392,213),  $(476,313),  $(0.02),  and
          $(0.02)  for  the  year  ended  June  30,  1998,   and   $(3,603,236),
          $(3,603,236),  $(6,836,662),  ($0.44)  and  ($0.44) for the year ended
          June 30, 1997. The weighted-average grant-date fair value of options granted was $9,625,238 in the year ended June 30, 1999, $15,280,646 in the year ended June 30, 1998, and $644,035 in the year ended June 30, 1997. These computations were made using the Black-Scholes modeling technique. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. ABT's employee stock options typically vest over a number of years and are not transferable. The option valuation model also requires estimates of highly subjective assumptions, including the expected stock price volatility and expected term of options. Changes in the subjective input assumptions can materially affect the estimate of fair value of employee stock options. Therefore, the option valuation model does not necessarily provide a reliable single measure of the fair value of employee stock options. The weighted-average of assumptions used in making these computations for the years ended June 30, 1999, 1998, and 1997 were 5.4%, 5.9%, and 5.8% for risk-free interest rate; 2.7 years,
          2.9 years, and 2.2 years, for expected life; 55%, 54%, and 37%, for expected volatility; and 0%, 0%, and 0% for expected dividends.

     k)   Earnings/ (Loss) Per Common Share
          ---------------------------------

          The  components  of shares of common stock used in computing  earnings
          (loss) per common share are as follows:

                                                 Year ended June 30,
                                                 -------------------
                                           1999         1998         1997
                                           ----         ----         ----
          Basic (weighted average
           shares outstanding)          40,825,827   30,077,693   15,549,184
          Options and warrants                --      1,737,394         --
          Convertible preferred stock         --        246,459         --
                                        ----------   ----------   ----------
              Diluted                   40,825,827   32,061,546   15,549,184
                                        ==========   ==========   ==========

          The above table does not reflect contingently issuable securities that are anti-dilutive due to losses or where underlying prices exceeded the average market price of ABT common stock, which at the end of the periods presented consisted of:

                                               Year Ended June 30,
                                               -------------------
                                           1999        1998       1997
                                           ----        ----       ----
          Options                       8,923,182   1,575,449   3,948,600
          Warrants                      3,219,500     586,500   2,185,625
          Convertible preferred stock        --          --       288,936

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          See Note 7 for potential contingently issuable shares under guarantee agreements entered into in connection with acquisitions.

          For the year ended June 30, 1998, net earnings attributable to common stock was used to compute basic earnings per share and discount and imputed dividends on preferred stock were added back to such number to compute diluted earnings per share.

     l)   Advertising and Promotion
          -------------------------

          ABT advertises its products through national and regional media and cooperative advertising programs with retailers. ABT also utilizes promotional allowances and rebate programs. ABT expenses advertising and promotion costs as incurred, although in interim periods costs are generally expensed ratably in relation to sales. Advertising and promotion expenses amounted to $8.5 million, $3.9 million, and $0.6 million for the years ended June 30, 1999, 1998 and 1997.

     m)   New Accounting Standards Not Yet Adopted
          ----------------------------------------

          In March 1998, Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998 and is to be applied on a prospective basis. ABT's current practice is materially consistent with the SOP.

          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The statement is effective for financial statements for fiscal years beginning after June 15, 2000, although early adoption is permitted. ABT has not determined the impact, if any, of adopting SFAS No. 133.

     n)   Reclassifications
          -----------------

          Certain amounts in the prior year financial statements have been reclassified to be comparable to the current year presentation.

3)   Property, Plant, and Equipment
     ------------------------------

     A summary of property, plant, and equipment is as follows:

                                                               Useful Lives                  June 30,
                                                               ------------                  --------
                                                                                     1999               1998
                                                                                     ----               ----
                   Land                                                 -           $ 8,316,133      $ 7,968,555
                   Buildings                                   12 to 40 years        31,105,243       24,511,420
                   Equipment                                     1 to 25 years       29,538,748       18,740,672
                                                                                    -----------      -----------
                        Total property, plant, and
                             equipment                                               68,960,124       51,220,647
                   Less accumulated depreciation                                      6,747,798        3,256,125
                                                                                    -----------      -----------
                        Property, plant, and equipment, net                         $62,212,326      $47,964,522
                                                                                    ===========      ===========

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The June 30, 1999 amounts include non-cash write-downs of approximately $4.2 million recorded in connection with the 1999 restructuring plan. See
     Note 12.

4)   Intangible Assets
     -----------------

     Intangible assets consist of:

                                                                                             June 30,
                                                                                             --------
                                                                                      1999             1998
                                                                                      ----             ----
                   Goodwill                                                       $141,630,861      $106,589,177
                   Covenants not to compete                                          9,795,963         6,121,594
                   Patents and intellectual property                                11,667,558           189,511
                                                                                  ------------      ------------
                            Total intangible assets                                163,094,382       112,900,282
                   Less accumulated amortization                                    10,145,048         3,017,467
                                                                                  ------------      ------------
                            Intangible assets, net                                $152,949,334      $109,882,815
                                                                                  ============      ============

     ABT's ability to fully recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from historical levels. If ABT is unable to achieve its business objectives, some portion of goodwill could be impaired in subsequent periods.

5)   Long-Term Obligations
     ---------------------

     A summary of long-term obligations is as follows:

                                                                                                June 30,
                                                                                                --------
                                                                                     1999                    1998
                                                                                     ----                    ----
                 Notes and mortgages payable; repayable in principal payments of $1,829,259 annually plus interest at 7.9% to 10%;
                      secured by property, plant and equipment                    $ 10,531,824         $  9,495,300
                 Notes payable                                                       3,023,334            1,120,449
                 Covenants not to compete                                            3,894,374            3,041,250
                 Deferred compensation                                                 397,471              283,333
                 Other                                                                 329,146              340,536
                                                                                  ------------         ------------
                       Total long-term obligations                                  18,176,149           14,280,868
                 Less current installments                                           5,977,852            3,251,846
                                                                                  ------------         ------------
                       Long-term obligations, excluding current
                            installments                                          $ 12,198,297         $ 11,029,022
                                                                                  ============         ============

     Required principal payments are as follows:

                                    Year ending June 30,                                                Amount
                                    --------------------                                                ------

                                            2000                                                      $5,977,852
                                            2001                                                       3,779,707
                                            2002                                                       1,886,039
                                            2003                                                       2,050,167
                                            2004                                                       1,146,395

     In December 1998 and January 1999, ABT sold $23.3 million of convertible debentures and 1.7 million warrants to purchase ABT's common stock. ABT received an aggregate of $25 million from this transaction, which was used to repay short-term credit facilities described in Note 6. The debt was due on December 30, 2001 and provided for interest at 5% per annum, which ABT had the option of paying in cash or its common stock. The debt was subordinated to ABT's revolving line of credit. The debt was convertible

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     into ABT's common stock at $13.68 per share, a 10% premium above the $12.44 price of the common stock on December 29, 1998, when the transaction was priced. ABT had the option to redeem the debt every six months beginning June 30, 1999, at redemption prices beginning at 120% of the outstanding amounts and escalating thereafter. On each redemption date that ABT did not redeem the debt, the conversion price would have been adjusted to the market price at that time if such price was lower than the conversion price.

     On May 28, 1999, ABT completed an early redemption of the subordinated convertible debentures. ABT paid cash of $27.6 million, including accrued interest, to fully redeem the debt. The redemption prevented a resetting of the amount of shares into which the debt could be converted. The warrants remain outstanding. The difference between the cost of redeeming the debt and the amount reflected on ABT's books amounting to $3.9 million is reflected as an extraordinary item in the statement of operations.

     In connection with ABT's early redemption of its subordinated convertible debt, ABT borrowed $10 million from Richard Budd, a director of ABT and its Chief Executive Officer since February 26, 1999, and his family, including Kenneth Budd, ABT's President and Chief Operating Officer. The debt was repaid on June 8, 1999, including interest at 8.25% per annum.

6)   Short-Term Debt
     ---------------

     ABT has a credit facility with BankAmerica Business Credit, Inc. and certain other financial institutions that includes a $100 million revolving line of credit, of which approximately $71.9 million was outstanding at June 30, 1999, including items in process of collection. The amount available under the revolving line of credit is limited to the sum of 85% of ABT's eligible receivables less than 60 days past due and 65% of eligible inventory and is secured by substantially all of ABT's assets, except real estate. ABT can borrow up to the maximum amount under the line of credit, subject to the limitations of the borrowing base and compliance with certain covenants. All proceeds realized from inventory and receivables are used to repay amounts outstanding under the revolving line of credit. Accordingly, the revolving line of credit is classified as a current liability although it matures in June 2001. Interest on the revolving line of credit is at the Bank of America's reference rate plus 1.125% (8.875% at June 30, 1999) or the LIBOR rate plus 3.00% (8.0% at June
     30, 1999), at ABT's option. The average interest rate on short-term debt outstanding at June 30, 1999 and 1998 was 8.06% and 8.05%. In addition, ABT pays a commitment fee of 0.25% per annum of the unused line of credit. On August 14, 1998, the revolving line of credit was amended to provide for borrowings of $15 million in excess of amounts allowed under the borrowing base computation through December 31, 1998. The additional borrowing carried a fixed interest rate of 18%. At October 8, 1999, approximately $62.1 million was outstanding and $26.5 million was available to be borrowed under the revolving line of credit based on the borrowing base computation at that date.

     On July 3, 1998, ABT entered into a bridge loan agreement in the amount of $15 million with Deutsche Bank, AG. The loan was unsecured and was repaid upon maturity on January 4, 1999. Interest on the loan averaged the LIBOR rate plus 4.8%.

     When ABT entered into the revolving line of credit, the debt service covenant was reflective of ABT's forecasted operations, including businesses acquired at that time. Subsequent acquisitions and other changes in ABT's operations have caused the covenant to not be appropriate for ABT's current business structure. The loss incurred during the fourth quarter of the year ended June 30, 1999 resulted in ABT not being in compliance with the debt service covenant at June 30, 1999 and would have prevented ABT from being able to comply with the covenant through June 30, 2000. Subsequent to June 30, 1999, the lenders agreed to waive compliance with the covenant at June 30, 1999 and the covenant has been amended to reflect ABT's current operational structure and forecasted results of operation. ABT believes it will be able to comply with the covenant as restructured. At the time the covenant was amended, the revolving line of credit was also amended to reduce the maximum borrowings under the line to $90 million and to increase the interest rate charged on borrowings by 1%. In addition, at ABT's discretion, the advance rate on eligible inventory may be reduced to 55% effective January 15, 2000, or the interest rate on borrowings will be increased by an additional 1% and additional fees will be due the lenders. ABT believes, based on its current operational structure and forecasted results of operations for Fiscal 2000, that borrowings under the revolving credit facility will be sufficient to fund ABT's operations through June 30, 2000.

     ABT has received a commitment from a major financial institution that, if consummated, would provide ABT with additional financing capacity and replace ABT's existing revolving line of credit. The proposed financing arrangement would provide ABT with a revolving line of credit of up to $115 million and five-year term financing of up to $20 million. ABT would be required to obtain an additional $5 million of equity capital or unsecured debt. The revolving debt would be subject to a borrowing base computation based on levels of eligible accounts receivable and inventory. The term debt would be based on the appraised values of certain items of ABT's property, plant and equipment. The new debt would be secured by substantially all of ABT's assets. ABT is currently evaluating the terms of the commitment but has not yet accepted it. It is anticipated that this financing will be completed by the end of November 1999, although there can be no assurance this financing will be completed. In the event this financing is not completed, ABT will continue to explore other alternatives to supplement or replace its existing credit facility, including obtaining long-term debt secured by ABT's property, plant and equipment. In addition, it is possible ABT may seek to raise additional equity capital.

     Subsequent to June 30, 1999, ABT borrowed approximately $3 million from a special purpose entity controlled by officers of ABT. This debt is secured by certain real estate of ABT and provides for interest at 10% per annum. The debt is due on demand or, if no demand is made, ninety days from the borrowing, and is repayable upon any refinancing by ABT.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

7)   Capital Stock
     -------------

     To fund the acquisitions described above and to finance operations to date, ABT has entered into numerous arrangements to raise equity capital. Prior to July 1, 1995, ABT issued warrants to purchase ABT's common stock as part of a private placement of ABT's common stock for cash. The "Class A Warrant" entitled the holder to obtain one share of ABT's common stock and a warrant (the "Class B Warrant") upon payment of the exercise price of $3.50 through January-17, 1996. The Class B Warrant entitled the holder to obtain one share of ABT's common stock and a warrant (the "Class C Warrant") upon the payment of the exercise price of $5.00 through January 17, 1997. The Class C Warrant entitled the holder to obtain one share of ABT's common stock upon payment of the exercise price of $7.50 through January 17, 1998. ABT also issued Class A Warrants to a consultant for assistance with investor relations, strategic planning, funding plans, and other corporate activities. The terms of the warrants gave ABT the discretion to lower the exercise price, extend the expiration date, call the warrants even when the exercise price was below the current market price, and to arrange for stand-by purchasers in the event holders did not exercise the warrants. To accelerate the raising of capital, ABT reduced the exercise price of certain of its warrants at various times. In addition, ABT allowed certain warrants to be exercised through promissory notes that were transferable and non-interest bearing. The common stock underlying the exercise of these warrants was held in escrow by ABT until the promissory notes were paid. All of the Class A, Class B, and Class C Warrants were exercised prior to their expiration.

     ABT issued other warrants to the placement agent in connection with the issuance of convertible preferred stock and has also entered into financing arrangements in which common stock and warrants were sold in units and where warrants were sold in connection with debt (Note 5). A summary of activity in ABT's warrants is as follows:

                                                     Year ended June 30,
                                                     -------------------
                                              1999          1998          1997
                                              ----          ----          ----
Outstanding at beginning of year             586,500     2,185,625     2,685,625
Issued                                     3,189,410       586,500     1,616,000
Exercised                                    556,410     2,185,625     2,116,000
                                           ---------     ---------     ---------
    Outstanding at end of year             3,219,500       586,500     2,185,625
                                           =========     =========     =========

     All of the warrants outstanding at June 30, 1999 and 1998 contain provisions under which ABT can force the warrants to be converted into common stock (or redeem the warrants) if the closing sale price of ABT's common stock exceeds a specified price for a period of time. A summary of warrants outstanding is as follows:

                                                                                            Outstanding
                                                                                              June 30,
                                                                                              --------
                                                        Stock price for forced
               Exercise price     Expiration                   conversion                 1999         1998
               --------------     ----------                   ----------                 ----         ----
               $17.50             May 2001                       $25.00                  586,500     586,500
               $12.00             August 2001                    $19.50                  330,000        --
               $15.00             December 2001                  $15.00                  600,000        --
               $15.00             January 2002                   $15.00                1,703,000        --
                                                                                       ---------     -------
                                                                                       3,219,500     586,500
                                                                                       =========     =======

     In April 1996, ABT completed a private placement of convertible preferred stock and issued 7,425 shares of Series B Convertible Preferred Stock. ABT received cash proceeds, after commissions, of $6,608,250 from the issuance of the Series B Convertible Preferred Stock. In September 1996, ABT completed a private placement of 10,000 shares of Series C Convertible Preferred Stock at $1,000 per share, receiving gross proceeds of $10,000,000. ABT paid commissions and selling expenses of 13% of the gross proceeds. These series of preferred stock (collectively, the "Preferred Stock") were not entitled to dividends and were not mandatorily redeemable by ABT. The Preferred Stock was convertible into shares of common stock equal to the original amount of issuance plus a premium, divided by a conversion price that was the lesser of 80 percent of the average closing bid price for ABT's common stock for the five days prior to conversion or a

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     set amount. In the event of a conversion when the average closing bid price of ABT's common stock was lower than a stated amount, ABT had the option of redeeming for cash, at the average closing bid price, the shares of common stock issuable upon such conversion. All of the Preferred Stock had been converted into common stock or redeemed prior to June 30, 1998.

     When ABT issued the Preferred Stock, ABT determined the economic substance of the Preferred Stock was equivalent to common stock. This conclusion was reached because the documents authorizing the Preferred Stock provide that the holders of the Preferred Stock are not entitled to receive dividends, ABT has no requirements to make any cash payments with respect to the Preferred Stock, and the ultimate satisfaction of the Preferred Stock would be through conversion into common stock, either by the election of the holders or automatically at the future date provided by the underlying documents. Accordingly, ABT did not reflect any accounting consequences of the conversion features of the Preferred Stock or account for dividends on the Preferred Stock. In March 1997, an announcement was made at a meeting of the FASB's Emerging Issues Task Force (Topic No. D-60) setting forth the position of the staff of the Securities and Exchange Commission (the "Staff") regarding securities containing conversion features allowing for conversion into common stock at a discount from future quoted market prices. The Staff stated that an allocation of the proceeds from the issuance of the securities should be made to the conversion feature and the resulting discount is analogous to a dividend that should be recognized as a return to the holders of the securities over the period between issuance and when the securities first become convertible. The Staff's position is reflected in the accompanying financial statements. The discounts and imputed dividends were attributed to capital in excess of par value and, therefore, resulted in no change in stockholders' equity.

     On January 5, 1996, ABT entered into an eighteen-month consulting agreement to assist ABT with investor communications and relations. In consideration of the agreement, ABT granted the consultant a five-year option to purchase 2,000,000 shares of ABT's common stock exercisable at $1.81 per share, which equaled the market price at the grant date. ABT determined that the value of the investor communications and relations services to be received under this agreement was $108,000, which was amortized over the term of the agreement. In August 1996, ABT entered into another agreement with the consultant under which the consultant surrendered rights to 1,550,000 of the options. In exchange, ABT issued 750,000 shares of its restricted common stock to the consultant. The options surrendered by the consultant were transferable by their original terms and were assigned to persons, primarily stockholders of ABT, whom ABT believed would exercise them and provide capital to ABT. At the time of this arrangement, the market price of ABT's common stock exceeded the exercise price of the options. The difference between the market price and the exercise price, deemed to be a preferential dividend to these stockholders for accounting purposes, aggregated approximately $1.8 million. However, since ABT had no retained earnings, such amount would be charged to capital in excess of par value and would be offset by a deemed contribution to capital in excess of par value resulting in no change in stockholders' equity. All of these options have been exercised.

     ABT has (1) an Employee Stock Option Plan (the "ESOP") under which options for the purchase of up to 3,600,000 shares of common stock may be granted to qualified employees, officers and directors, employees of subsidiaries, independent contractors, consultants, and other individuals and (2) an Employee Stock Bonus Plan under which up to 400,000 shares of common stock may be issued to qualified full-time employees. The ESOP is administered by a committee of non-employee members of ABT's Board of Directors, who have complete discretion to select the optionee and the terms and conditions of each option. The exercise price of the options cannot be less than the fair market value of ABT's common stock on the date of grant and options may not be exercised more than ten years from the date of grant. At June 30, 1999, ABT had outstanding options under the ESOP for the purchase of 2.1 million shares of common stock at prices ranging from $2.00 to $27.688 per share, of which 1.3 million were exercisable. No shares have been issued under the Employee Stock Bonus Plan.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     ABT has also granted options outside of the ESOP for the purchase of ABT's common stock to officers and key employees of ABT, including those of acquired businesses. These options are exercisable at prices ranging from $2.00 to $25.625 per share and expire five to ten years from the date of grant. The options become exercisable over periods of three to five years. Options for 6.8 million shares were outstanding at June 30, 1999 of which
     3.7 million were exercisable.

     Following is a summary of activity in ABT's options for employees and directors:

                                                                         Year ended June 30,
                                                  1999                          1998                         1997
                                             -------------------       ----------------------       --------------------
                                             Weighted-                 Weighted-                    Weighted-
                                             average                   average                      average
                                             exercise                  exercise                     exercise
                                             price        Number       price        Number          price        Number
                                             -----        ------       -----        ------          -----        ------
              Outstanding at
                   beginning of year         $ 7.85    7,675,695       $ 2.70       3,948,600       $ 2.63     5,751,500
              Issued                          12.53    2,507,300        11.41       4,774,113         3.54     1,467,400
              Exercised                        3.97     (542,363)        3.85        (843,005)        2.93    (3,226,000)
              Forfeited                       13.78     (717,450)        6.57        (204,013)        3.75       (44,300)
                                             ------    ---------       ------       ---------       ------     ---------
                   Outstanding at
                      end of year            $ 8.93    8,923,182       $ 7.85       7,675,695       $ 2.70     3,948,600
                                             ======    =========       ======       =========       ======     =========
                   Exercisable at end
                      of year                $ 6.96    4,982,637       $ 4.73       3,488,037       $ 2.28     2,810,200
                                             ======    =========       ======       =========       ======     =========

     The following summarizes certain information regarding stock options outstanding at June 30, 1999:

                                                                      Total                          Exercisable
                                                       -------------------------------------     -----------------------
                                                                                   Weighted-
                                                                     Weighted-      average                    Weighted-
                                                                      average      remaining                    average
                Exercise                                              exercise    contractual                   exercise
                  Price                                  Number         price     life (years)     Number         price
                  -----                                  ------         -----     ------------     ------         -----
              $2.00 to $2.12                           2,075,000       $ 2.07            6.6     2,075,000        $ 2.07
              $2.13 to $5.00                             951,891         3.98            4.3       739,226          4.13
              $5.01 to $8.00                           1,408,183         6.14            4.2       399,319          5.83
              $8.01 to $11.00                          1,019,400         8.94            3.7       356,450          8.61
              $11.01 to $14.00                         1,235,400        12.29            4.2       548,366         12.55
              $14.01 to $17.00                         1,411,215        15.30            3.8       527,615         15.15
              $17.01 to $27.688                          822,093        20.72            3.8       336,660         20.95
                                                       ---------       ------            ---     ---------        ------
                  Total                                8,923,182       $ 8.93            4.6     4,982,637        $ 6.96
                                                       =========       ======            ===     =========        ======

     In connection with acquisitions of businesses and intellectual property rights where the owners received ABT common stock as part of the purchase price, "lock-up agreements" were executed that limit the amount of ABT common stock that the recipients can sell within specified time periods. In addition, ABT guaranteed the proceeds to be received by certain of the recipients from the sale of the common stock if sold in accordance with the lock-up agreements. Through December 31, 1998, ABT was not required to provide additional consideration under the guarantee agreements.

     However, due to declines in the price of ABT's common stock from December 31, 1998 through June 30, 1999, there were five such arrangements where

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     common stock was sold for less than the guaranteed price. These five arrangements, which were entered into from June 1998 through January 1999, guaranteed that $21.9 million would be received from the 1.2 million shares of ABT common stock issued in these transactions when sold pursuant to the related lock-up agreements. The common stock issued in these transactions was recorded at values equal to the guaranteed prices. Through June 30, 1999, approximately 705,000 shares have been sold by the recipients who received proceeds of approximately $5.0 million, which is approximately $7.9 million less than the amounts guaranteed to be received from the shares sold. Two of these arrangements were modified whereby the recipients agreed to suspend sales of ABT's common stock until after June 30, 1999 and ABT agreed to make cash payments aggregating $2.8 million that were credited against the guaranteed amounts to be received by the recipients. Otherwise, the terms of the original agreements were not changed. In addition, certain recipients were granted options to purchase an aggregate of 95,000 shares of ABT's common stock at $5.00 per share, which equaled the market price at the time of grant. On June 29, 1999, ABT issued 1,070,000 additional shares of common stock to the recipients under two of the guarantee agreements. If these additional shares and the shares remaining unsold on that date were sold at an average price of $6.50, which approximated the price of ABT's common stock at that time, the proceeds would have been sufficient to satisfy these guarantee agreements.

     Generally accepted accounting principles provide that additional obligations under stock issued with a guaranteed price be recorded with a simultaneous reduction in the amount previously recorded for the stock issued. Accordingly, in the year ended June 30, 1999, ABT recorded the additional shares issued and established a current liability for the $5.4 million paid or to be paid in cash, related to the price guarantees for shares sold through June 30, 1999, with a corresponding reduction in stockholders' equity. Of this amount, $3.9 million was paid in cash prior to June 30, 1999, and $1.5 million will be paid in cash prior to October 15, 1999.

     If the shares remaining to be sold pursuant to these agreements at June 30, 1999 are sold at an average of $4.00 per share, the proceeds received would be approximately $5.2 million less than the amounts guaranteed to be received for such shares. Of this amount, approximately $1.6 million would be paid in cash with the remaining $3.6 million to be satisfied through the issuance of additional shares of ABT's common stock or the payment of cash, at ABT's option. Subsequent to June 30, 1999, ABT issued an additional 532,820 shares under these agreements.

     The closing price for ABT's common stock on October 12, 1999 was $4.34375 per share and the range of sales prices has been as follows:

                                                                       High                         Low
                                                                       ----                         ---
                July 1, 1996 - June 30, 1997                          $  7.00                     $ 1.969
                July 1, 1997 - June 30, 1998                            29.50                       5.75
                July 1, 1998 - June 30, 1999                            27.75                       3.688
                July 1, 1999 - October 12, 1999                          6.531                      3.563

     In July 1999, ABT sold 700,000 shares of common stock for cash of $3.5 million. In September 1999, ABT issued 500,000 shares of common stock to extinguish an obligation of $1.9 million under an agreement that cancelled a long-term obligation to an individual related to certain intellectual property rights. These shares can be sold pursuant to a lock-up agreement and if the proceeds from such sale do not equal the amount of the obligation being extinguished, ABT will make up the shortfall in cash. If the proceeds exceed the obligation prior to all shares being sold, the remaining shares, or excess net proceeds, will be returned to ABT.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

8)   Commitments and Contingencies
     -----------------------------

     ABT contracts with growers to produce a substantial portion of its proprietary seed requirements, which ABT would be obligated to purchase upon delivery by the growers. These contracts are typically for one to four growing seasons and are generally renewed or replaced with other growers.

     ABT rents office space, land, warehouse space, vehicles, and equipment under agreements expiring through the year 2005. Total rent expense was approximately $3.4 million, $1.3 million, and $0.3 million for the years ended June 30, 1999, 1998, and 1997. Rent commitments under agreements longer than one year as of June 30, 1999 are as follows.

                    Year ending June 30,                                                             Amount
                    --------------------                                                             ------
                            2000                                                                   $2,117,060
                            2001                                                                    1,763,214
                            2002                                                                    1,502,301
                            2003                                                                    1,019,595
                            2004                                                                      594,442

     Between January 14, 1999 and March 19, 1999, a number of securities class action complaints were filed against ABT and certain of its former directors and current and former officers in federal courts in New Mexico, New York and Nevada. All cases have been transferred to the United States District Court for the District of Nevada and consolidated into one action. On July 6, 1999, a consolidated amended complaint was filed by plaintiffs purporting to represent a class of purchasers of ABT common stock from September 24, 1997 through February 16, 1999. The complaint alleges, among other things, that ABT's financial statements, including the accounting treatment for acquisitions completed in 1997 and 1998, and certain statements made by ABT concerning its efforts to find a strategic equity investor in late 1998 and early 1999 and other topics were false and misleading and caused an artificial rise in ABT's common stock price in violation of federal securities law. On August 18, 1999, ABT filed a motion to dismiss the complaint. ABT believes it has meritorious defenses to this action and intends to defend itself vigorously. However, due to the risks of litigation, a prediction of the final outcome of these proceedings cannot be made with certainty, and an unfavorable result in this action could have a material adverse impact.

     In the ordinary course of business, ABT is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of ABT.

9)   Income Taxes
     ------------

     ABT reported no income tax expense or benefit for the year ended June 30, 1997 due to operating losses in that period and, as required by SFAS No. 109, the deferred tax assets generated by those operating losses being fully offset by a valuation allowance since, at that time, ABT was unable to conclude it was more likely than not that the deferred tax assets will be realized. The provision for income tax attributable to operations for the years ended June 30, 1999 and 1998 consists of the following:

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                       Year ended June 30,
                                                       -------------------
                                                       1999           1998
                                                       ----           ----
Current tax expense:
        Federal                                     $      --     $      --
        Foreign                                         175,000          --
        State                                              --          40,414
                                                    -----------   -----------
             Total current tax expense                  175,000        40,414
Deferred tax expense (benefit):
       Federal                                          768,548    (2,708,891)
       State                                             67,814      (239,023)
                                                    -----------   -----------
             Total deferred tax expense (benefit)       836,362    (2,947,914)
                                                    -----------   -----------
Total income tax expense (benefit)                  $ 1,011,362   $(2,907,500)
                                                    ===========   ===========

     The principal elements causing ABT's income tax provision to differ from the expected federal statutory rate of 34% were as follows:

                                                           Year ended June 30,
                                                           -------------------
                                                   1999            1998           1997
                                                   ----            ----           ----
Expected income tax on earnings (loss)
  before extraordinary item, based
  on statutory rate                           $(15,242,077)   $   (856,888)   $   (922,680)
Effect of valuation allowance                   15,091,066      (2,356,203)        949,241
Amortization of goodwill                           886,998         256,900            --
State income taxes, net of federal benefit            --            (4,991)        (53,733)
Other                                              275,375          53,682          27,172
                                              ------------    ------------    ------------
    Total income tax expense (benefit)        $  1,011,362    $ (2,907,500)   $       --
                                              ============    ============    ============

     Deferred tax liabilities and assets relate to the following:

                                                                    June 30,
                                                                    --------
                                                             1999             1998
                                                             ----             ----
Deferred tax liabilities:
     Property, plant and equipment                       $ (5,743,858)   $ (4,508,960)
     Intangible assets                                       (904,462)           --
    Other                                                    (145,600)       (478,453)
                                                         ------------    ------------
            Total deferred tax liabilities                 (6,793,920)     (4,987,413)
                                                         ------------    ------------
Deferred tax assets:
   Net operating loss carryforwards from operations         9,949,113       3,415,910
   Net operating loss carryforwards from stock options      4,563,645       3,415,311
   Inventory capitalization                                   839,909         718,283
   Allowance for doubtful accounts                          2,814,391         566,746
   Restructuring costs                                      2,351,944            --
   Inventory obsolescence                                   2,868,241         408,782
   Other                                                    2,272,446         714,054
                                                         ------------    ------------
           Total gross deferred tax assets                 25,659,689       9,239,086
   Less valuation allowance                                18,865,769       3,415,311
                                                         ------------    ------------
           Net deferred tax assets                          6,793,920       5,823,775
                                                         ------------    ------------
                 Net deferred tax assets                 $       --      $    836,362
                                                         ============    ============

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

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     deductible temporary difference or carryforward depends on the existence of sufficient taxable income within the period of reversal or the carryforward period available under the tax law and/or future reversals of existing deferred tax liabilities.

     Through the year ended June 30, 1997, ABT could not conclude that it was more likely than not it would realize the deferred tax assets and had established a valuation allowance for its deferred tax assets. Through the quarter ended March 31, 1998, ABT reported approximately $1.4 million of year-to-date book income before taxes, and forecast increasing future profits based on the assumptions of increased revenue growth, synergies to occur from the integration of acquired companies, and reduced product costs to be obtained through vertical integration. Based on this current performance and projections, ABT concluded it was more likely than not that the deferred tax assets would be realized, and removed the valuation allowance, resulting in an income tax benefit of approximately $2.9 million in the quarter ended March 31, 1998. At June 30, 1999, ABT has established a valuation allowance of $16,183,582 (exclusive of the $2,682,187 valuation allowance described below), which results in no net deferred tax asset or liability as of such date.

     For income tax purposes, ABT receives a deduction for the difference between the exercise price of certain stock options and the market price of ABT's common stock at the date of exercise, even though there is no compensation recorded for financial reporting purposes. During the years ended June 30, 1999 and 1998, ABT received approximately $3.1 and $9.2 million of such tax deductions. The deferred tax asset arising in the years ended June 30, 1999 and 1998, attributable to the tax deductions from stock option exercises was $1,148,334 and $3,415,311, respectively. The tax benefits from the realization of the loss carryforwards related to the stock options will be the last benefits of the carryforwards recognized for financial reporting purposes. ABT was not able to conclude that it is more likely than not it will realize the deferred tax asset pertaining to this loss carryforward, resulting in ABT establishing a valuation allowance for the deferred tax asset from this loss carryforward as of June 30, 1999 and 1998. When the deferred tax asset relating to the loss carryforward from stock option deductions is realized, those benefits will be credited directly to equity, and will not be reflected in ABT's statement of operations. Of the valuation allowance at June 30, 1999, $2,682,187 will be credited to equity upon realization of the deferred tax asset relating to the loss carryforward from the stock option deductions.

     Further, in accordance with SFAS No. 109, the valuation allowance was adjusted pursuant to the interrelationship of deferred tax calculations and applying the purchase method of accounting for acquired businesses. Under SFAS No. 109, the deferred tax consequence of an acquisition is measured as the difference between the acquiror's net deferred tax asset or liability just prior to the acquisition and the combined entity's net deferred tax asset or liability just after the acquisition. During the years ended June 30, 1999 and 1998, ABT reduced the valuation allowance by $1,881,458 and $934,621, respectively as a result of deferred tax calculations pursuant to acquisitions. The offset of this entry was a reduction in goodwill of the respective acquired companies.

     A summary of the valuation allowance activity is provided below.

                                                  Year ended June 30,
                                                  --------------------
                                                  1999            1998
                                                  ----            ----
Balance at beginning of year                  $  3,415,311    $  3,290,824
Stock options                                    1,148,334       3,415,311
Current year activity                           16,183,582         591,711
Recognition of future benefits                        --        (2,947,914)
Deferred tax calculation on acquisitions        (1,881,458)       (934,621)
                                              ------------    ------------
     Balance at end of year                   $ 18,865,769    $  3,415,311
                                              ============    ============

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The utilization of operating losses for income tax purposes that originated prior to June 30, 1992 are limited in each year to an amount equal to the federal long-term tax exempt interest rate times the entity's market value at the time of change in ownership. ABT believes that the effect of these limitations will be to limit the utilization of pre-1993 net operating loss carryforwards to approximately $25,000 annually through the year 2007. The net operating losses for income-tax purposes expire, if unused, as follows:

                                                     Loss from                Loss from                 Total
            Year ending June 30,                    operations              stock options           carryforward
            --------------------                    ----------              -------------           ------------
                     2001 - 2006                    $    350,000             $       --            $     350,000
                            2007                         514,888                     --                  514,888
                            2008                         443,691                     --                  443,691
                            2009                         932,712                     --                  932,712
                            2010                       1,354,706                     --                1,354,706
                            2011                       2,678,019                     --                2,678,019
                            2012                       1,834,113                     --                1,834,113
                            2013                      (1,587,301)               9,230,571              7,643,270
                            2019                      20,368,667                3,103,606             23,472,273
                                                    ------------             ------------           ------------
                           Total                    $ 26,889,495             $ 12,334,177           $ 39,223,672

10)  Retirement Plan
     ---------------

     ABT has a defined contribution plan which covers all employees. Eligible employees may contribute up to 20 percent of their annual compensation, not to exceed the statutory maximum. ABT may make discretionary contributions. Participants are immediately vested in their contribution and vest 20 percent per year in ABT's contributions for each year of service after the first year. ABT made contributions of $366,656, $98,864, and none for the years ended June 30, 1999, 1998, and 1997.

11)  Fair Value of Financial Instruments
     -----------------------------------

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity periods of these instruments. The fair value of ABT's long-term obligations based on the present value of the cash flows from those obligations was approximately $17.1 million at June 30, 1999 using an assumed interest rate of 9.0%, and $13.2 million at June 30, 1998 using an assumed interest rate of 8.5%.

12)  Restructuring and Special Charges
     ---------------------------------

     In June 1999, ABT's Board of Directors approved the restructuring plan to integrate the acquired businesses. The plan includes the closure of 33 facilities that were determined to be either redundant or inconsistent with ABT's overall strategic plan and an associated reduction in workforce of approximately 300 full-time employees related to facility closures, elimination of duplicate positions, and streamlining ABT operations related to cost reduction initiatives. Accordingly, in the year ended June 30, 1999, ABT recorded $9.8 million of restructuring and other integration related costs that are non-recurring or infrequent in occurrence. Included in this total are anticipated losses on disposal of closed facilities of $3.4 million, severance and other employee related costs of $3.2 million, anticipated losses on disposal of duplicate and less efficient machinery and equipment not needed in the integrated operations of $0.9 million, and other costs associated with the integration of $2.3 million. Other costs include lease termination costs, consulting and professional fees, travel expenses, and various other costs related to the integration. As of June 30, 1999, cash payments of approximately $3.3 million have been made. ABT anticipates that substantially all of the restructuring will be completed in the year ending June 30, 2000. Certain costs, such as equipment relocation and personnel relocation, can not be accrued as restructuring until they actually occur. These costs will be recorded in fiscal 2000 and are not expected to exceed $1 million.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The restructuring and special charges are summarized as follows:

                                             Non-cash                  Cash
                                     -----------------------  -----------------------
                                      Realized      To be        Paid
                                      Through      realized     Through     To be paid
                           Total      June 30,    after June    June 30,    after June
                          charges       1999       30, 1999       1999       30, 1999
                        ----------   ----------   ----------  -----------   ----------
Facility closure        $3,361,596   $   11,473   $3,350,123  $      --     $     --
Employee termination     3,181,960         --           --      1,310,268    1,871,692
Disposal of equipment      897,660       82,322      815,338         --           --
Other                    2,310,415         --           --      2,002,665      307,750
                        ----------   ----------   ----------   ----------   ----------
     Total              $9,751,631   $   94,795   $4,165,461   $3,312,933   $2,179,442
                        ==========   ==========   ==========   ==========   ==========

     As part of the restructuring, ABT has also consolidated and discontinued brands under which its products are sold. Inventory associated with many of the discontinued brands was only saleable at reduced prices, if at all. The carrying amount of this inventory was reduced to net realizable value. This reduction is not includable in restructuring and special charges under generally accepted accounting principles. In the fourth quarter of the year ended June 30, 1999, ABT increased cost of sales for reductions in inventory values, primarily related to the integration, aggregating $10.3 million.

     The restructuring charges are based on estimates and, therefore, are subject to change. ABT does not believe any revisions to these estimates will be material.

13)  Segment Information
     -------------------

     Effective June 30, 1999, ABT adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Prior to the June 1999 restructuring (Note 12), ABT assessed performance of its operations and made decisions about allocation of resources as one combined business, consisting of all the acquired entities and, therefore, under SFAS No. 131, operated as a single segment. ABT's major product groups and the percentage of total net sales for the year ended June 30, 1999 include turf seeds (48%), forage seeds (30%), other seeds (6%), and non-seed (16%). Due to the number of acquisitions completed by ABT and the different methods and systems of accumulating data in the acquired businesses, similar information is not available for prior years. After restructuring, ABT will operate and manage its business by business units focused on the nature of the customers served by each business unit. ABT has segregated its customers into three basic categories: (1) those that are primarily retail focused or are end-use consumers; (2) those that are primarily wholesale focused; and (3) those characterized by ABT as Specialty Distribution. The retail operations serve customers throughout North America using four geographical areas. These customers include mass merchandisers, independent lawn and garden or agricultural retailers, golf courses, sports fields, sod farms, landscapers, dairies, cattle ranchers, commercial hay growers, farmers, land reclamation projects, hydroseeders, highway departments, and airports. The wholesale operations serve domestic customers that generally are larger entities with their own sales forces and distribution channels that re-sell ABT's products to others and international users of forage and cool-season turfgrass seed. Wholesale operations also includes seeds sold through private labels of others. Specialty Distribution serves customers formerly served by three acquired businesses that provide a full range of seed, chemicals, fertilizers, lawn and garden supplies, and ancillary products to a wide range of customers, including golf course, landscapers and hardware-type retail stores in certain markets in the United States. On a prospective basis, ABT will report operating segments based on the customer segregation described above. Due to the number of acquisitions completed by ABT and the different methods and systems of accumulating data in the acquired businesses, it is impossible to provide operations data for the periods prior to July 1, 1999 based on the segments to be used prospectively.

     Approximately 8%, 11%, and 15% of ABT's net sales for the years ended June 30, 1999, 1998, and 1997 were to customers in foreign countries, determined based on destination of the products. ABT's long-lived assets located outside of the United States are immaterial.

                                                                     Schedule II

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Beginning          Acquired in          Bad debt                                Ending
         Description                        balance           acquisition          expense            Write-offs           balance
-------------------------------           ----------          ----------          ----------          ----------          ----------

Allowance for doubtful accounts
  for the year ended:

June 30, 1999                             $2,177,442          $  730,242          $4,370,540          $  788,471          $6,489,753
June 30, 1998                                729,352           1,522,827             298,394             373,131           2,177,442
June 30, 1997                                104,773             548,160             208,196             131,777             729,352