Form 10-Q
period 1999-09-30
AGRIBIOTECH INC
filed 1999-11-18
CIK 876320

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.



               Commission file number          0-19352
                                      ---------------------------



                                AGRIBIOTECH, INC.
             (Exact name of registrant as specified in its charter)

                  Nevada                                       85-0325742
      (State or other jurisdiction                          (I.R.S. Employer
       incorporation or organization)                      Identification No.)


                120 Corporate Park Drive, Henderson, Nevada 89014
                    (Address of principal executive offices)

                                 (702) 566-2440
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES__X____ NO______.

     As of November 10, 1999, the registrant had 49,878,281 shares of Common Stock, par value $.001 per share, issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)


                                     ASSETS

                                                                               September 30,     June 30,
                                                                                   1999           1999
                                                                               ------------   ------------
Current assets:
      Cash and cash equivalents                                                $  1,399,680   $  4,604,739
      Accounts receivable, less allowance for doubtful accounts
         of $6,844,060 at September 30, 1999 and $6,489,753 at June 30, 1999     57,998,831     45,684,024
      Inventories                                                                77,291,252     66,917,763
      Deferred income taxes                                                       1,560,522      1,696,161
      Other                                                                       2,626,001      1,748,157
                                                                               ------------   ------------
                      Total current assets                                      140,876,286    120,650,844

Property, plant and equipment, net                                               62,301,501     62,212,326

Intangible assets, net of accumulated amortization                              151,017,594    152,949,334

Investment in associated entity                                                     930,813        936,901

Other assets                                                                      5,233,694      5,379,306
                                                                               ------------   ------------
                      Total assets                                             $360,359,888   $342,128,711
                                                                               ============   ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,      June 30,
                                                                                   1999             1999
                                                                               -------------    -------------
Current liabilities:
      Short-term debt                                                          $  70,785,777    $  71,909,061
      Current installments of long-term obligations                                3,888,099        5,977,852
      Accounts payable                                                            30,912,412       20,124,901
      Accrued liabilities                                                         29,688,345       21,140,753
                                                                               -------------    -------------
                      Total current liabilities                                  135,274,633      119,152,567

Long-term obligations, excluding current installments                             11,354,519       12,198,297
Deferred income taxes                                                              1,560,522        1,696,161
                                                                               -------------    -------------
                      Total liabilities                                          148,189,674      133,047,025
                                                                               -------------    -------------
Stockholders' equity:
        Preferred stock, $.001 par value; authorized 10,000,000
          shares; none issued and outstanding                                           --               --
        Common stock, $.001 par value; authorized 100,000,000
           shares; issued and outstanding 49,678,281 shares at
           September 30, 1999 and  47,498,061 shares at June 30, 1999                 49,678           47,498
        Capital in excess of par value                                           277,520,594      270,832,335
        Accumulated (deficit)                                                    (65,400,058)     (61,798,147)
                                                                               -------------    -------------
                      Total stockholders' equity                                 212,170,214      209,081,686
                                                                               -------------    -------------


Contingencies and subsequent events (notes C, D, and G)

                      Total liabilities and stockholders' equity               $ 360,359,888    $ 342,128,711
                                                                               =============    =============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                       Three-month period
                                                                       ended September 30,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  ------------    ------------
Net sales                                                         $ 73,506,152    $ 89,601,608
Cost of sales                                                       50,683,615      64,134,023
                                                                  ------------    ------------
               Gross profit                                         22,822,537      25,467,585
Operating expenses                                                  24,679,261      22,921,375
Restructuring and special charges                                       41,584            --
                                                                  ------------    ------------
               Earnings (loss) from operations                      (1,898,308)      2,546,210
                                                                  ------------    ------------
Other income (expense):
    Interest expense                                                (1,796,016)     (2,245,235)
    Interest income                                                     52,459         134,729
    Earnings of associated entity                                       43,912         102,658
    Other                                                                6,192         136,499
                                                                  ------------    ------------
               Total other income (expense)                         (1,693,453)     (1,871,349)
                                                                  ------------    ------------
               Earnings (loss) before income taxes                  (3,591,761)        674,861
Income tax expense                                                      10,150         341,634
                                                                  ------------    ------------
               Net earnings (loss)                                $ (3,601,911)   $    333,227
                                                                  ============    ============

Shares of common stock used in computing earnings (loss)
  per common share:
        Basic                                                       48,382,464      38,086,413
        Diluted                                                     48,382,464      41,328,601
                                                                  ============    ============
               Net earnings (loss) per common share:
                       Basic                                      $      (0.07)   $       0.01
                       Diluted                                           (0.07)           0.01
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                  (Unaudited)


                                                         Common stock
                                                -----------------------------     Capital in
                                                                                  excess of       Accumulated
                                                    Shares          Amount        par value        (deficit)          Total
                                                -------------   -------------   -------------    -------------    -------------
Balance at June 30, 1999                           47,498,061   $      47,498   $ 270,832,335    $ (61,798,147)   $ 209,081,686

Common stock issued for:
     Cash                                             700,000             700       3,499,300             --          3,500,000
     Exercise of options                              447,400             447       1,258,265             --          1,258,712
     Reduction of indebtedness                        500,000             500       1,874,500             --          1,875,000
Adjustment to prior issuances of common stock
   due to stock price guarantees                      532,820             533            (533)            --               --
Options issued for services                              --              --           112,683             --            112,683
Expenses of stock issuances                              --              --           (55,956)            --            (55,956)
Net loss                                                 --              --              --         (3,601,911)      (3,601,911)
                                                -------------   -------------   -------------    -------------    -------------
Balance at September 30, 1999                      49,678,281   $      49,678   $ 277,520,594    $ (65,400,058)   $ 212,170,214
                                                =============   =============   =============    =============    =============

See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                                       Three-month period
                                                                       ended September 30,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  ------------    ------------
Cash flows from operating activities:
       Net earnings (loss)                                        $ (3,601,911)   $    333,227
       Adjustments to reconcile net earnings (loss) to net cash
           flows from operating activities:
           Amortization                                              1,955,640       1,320,415
           Depreciation                                              1,363,705       1,038,815
           Equity in earnings of associated entity                     (43,912)       (102,658)
           Deferred income taxes                                          --           247,180
           Options issued for services                                 112,683         245,137
           Changes in assets and liabilities excluding
              effects of acquisitions:
                   Accounts receivable                             (12,314,807)    (22,625,571)
                   Inventories                                     (10,373,489)     (6,837,372)
                   Other assets                                       (732,232)        145,342
                   Accounts payable                                 10,787,511      21,289,584
                   Accrued liabilities                               9,925,298      (1,790,555)
                                                                  ------------    ------------
              Net cash flows from operating activities              (2,921,514)     (6,736,456)
                                                                  ------------    ------------
Cash flows from investing activities:
       Additions to property, plant and equipment                   (1,452,879)     (2,638,699)
       Additions to intangible assets                                  (23,900)        (65,298)
       Distributions from associated entity                             50,000          63,958
       Amounts received (paid) pursuant to stock price
        guarantees and proceed sharing                              (1,377,707)        523,758
       Acquisitions                                                       --       (47,780,999)
       Change in net assets held for sale                                 --        (1,271,225)
                                                                  ------------    ------------
             Net cash flows from investing activities               (2,804,486)    (51,168,505)
                                                                  ------------    ------------
Cash flows from financing activities:
       Net proceeds (repayments) of short-term debt                 (1,123,284)     38,673,478
       Reductions of long-term debt                                 (1,058,531)       (376,923)
       Sale of common stock                                          3,500,000      17,438,648
       Exercise of options                                           1,258,712         741,634
       Expenses of stock issuances                                     (55,956)       (150,162)
                                                                  ------------    ------------
             Net cash flows from financing activities                2,520,941      56,326,675
                                                                  ------------    ------------
Net increase (decrease) in cash and cash equivalents                (3,205,059)     (1,578,286)
Cash and cash equivalents at beginning of period                     4,604,739       2,700,846
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $  1,399,680    $  1,122,560
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                       Three-month period
                                                                       ended September 30,
                                                                   --------------------------
                                                                       1999          1998
                                                                   -----------   ------------
Supplemental Cash Flow Information:
Interest paid                                                      $ 1,872,868   $  2,143,898
                                                                   ===========   ============
Non cash investing and financing activities:
   Accrued costs of acquisitions                                   $      --     $    549,825
   Common stock issued to reduce indebtedness                        1,875,000           --
   Common stock issued in acquisitions                                    --        4,963,826
   Debt incurred in connection with acquisitions                          --        2,300,000
                                                                   ===========   ============
Summary of assets and liabilities acquired through acquisitions:
   Cash                                                            $      --     $  1,083,820
   Accounts receivable                                                    --       12,673,740
   Inventories                                                            --       16,340,066
   Net assets held for sale                                               --        9,345,034
   Property, plant and equipment                                          --       11,714,502
   Intangible assets                                                      --       40,401,233
   Other assets                                                           --          583,948
   Accounts payable and accrued expenses                                  --      (14,952,272)
   Long-term and short-term debt                                          --      (19,252,283)
   Deferred income taxes                                                  --       (1,809,143)
                                                                   -----------   ------------
         Net assets acquired                                       $      --     $ 56,128,645
                                                                   ===========   ============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           September 30, 1999 and 1998
                                   (Unaudited)
   ===========================================================================

(A)  Presentation of Unaudited Financial Statements

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

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. ABT's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B)  Acquisitions

Since July 1 1998, ABT completed the acquisitions discussed in Note 1b of Notes to Consolidated Financial Statements in ABT's June 30, 1999 Form 10-K. Since no acquisitions have been consummated since July 1 1999, pro forma results for the three-month period ended September 30, 1999 are the same as actual. Pro forma results of operations (unaudited) for the three-month period ended September 30, 1998 assuming the acquisitions had occurred at July 1, 1998, including the effect of refinancing certain indebtedness incurred in acquisitions with subsequent issuances of equity securities, are as follows:

                                                             Three-month period
                                                                ended June 30,
                                                                     1998
                                                                 ------------
Net sales                                                        $ 96,732,488
Net earnings (loss)                                                (1,015,540)
Net earnings (loss) per share - basic and diluted                       (0.03)

In certain acquisitions, ABT has guaranteed the sellers will receive an amount equal to the value assigned to the common stock in the acquisition if the stock is sold pursuant to a schedule provided in a lock-up agreement. The status of these guarantees is discussed in Note D. In addition, ABT will receive a portion of proceeds from the sale of ABT's common stock by the former owners of certain of such acquired businesses at prices in excess of certain amounts stated in the agreements.

(C)  Short-Term Debt

ABT has a $90 million revolving line of credit with Bank of America Business Credit and other lenders expiring in June 2001. Borrowings under the revolving line of credit were $68.1 million at September 30, 1999, including items in process of collection. Interest is payable monthly based on a variable rate that averaged 8.45% at September 30, 1999. At November 10, 1999, approximately $68 million was outstanding and $16 million was available to be borrowed under the revolving line of credit based on the borrowing base computation at that date.

In October 1999, ABT signed a commitment letter with GE Capital to arrange a syndicate of lenders to provide ABT with a revolving line of credit in the amount of up to $115 million and five-year term financing of up to $20 million. The revolving line would replace the above revolving credit facility. The new revolving debt will be subject to a borrowing base computation based on levels of eligible accounts receivable and inventory. The term debt will be based on the appraised values of certain items of ABT's property, plant and equipment. The new debt will be secured by substantially all of ABT's assets. ABT is required to obtain additional equity capital or unsecured debt of approximately $5 million. It is anticipated that this financing will be completed in late November or early December 1999, although there can be no assurance this financing will be completed. In the event this financing is not completed, ABT will continue to explore other alternatives to supplement or replace its existing credit facility, including obtaining long-term debt secured by ABT's property, plant and equipment. In addition, it is possible ABT may seek to raise additional equity capital.

(D)  Capital Stock

Since June 30, 1999, ABT has increased its outstanding stock options through grants to new employees and consultants. These option grants, which are outside of ABT's Employee Stock Option Plan, were for an aggregate of 0.6 million shares of ABT's common stock at exercise prices ranging from $4 to $6.125.

In July 1999, ABT sold 700,000 shares of common stock for cash of $3.5 million. In September 1999, ABT issued 500,000 shares of common stock to extinguish an obligation of $1.9 million under an agreement that cancelled a long-term obligation to an individual related to certain intellectual property rights. These shares can be sold pursuant to a lock-up agreement and if the proceeds from such sale do not equal the amount of the obligation being extinguished, ABT will make up the shortfall in cash. If the proceeds exceed the obligation prior to all shares being sold, the remaining shares, or excess net proceeds, will be returned to ABT. Subsequent to September 30, 1999, all of these shares were sold with the proceeds exceeding the amount of the obligation by approximately $60,000, which was paid to ABT.

As discussed in Note 7 of Notes to Consolidated Financial Statements in ABT's June 30, 1999 Form 10-K, in connection with acquisitions of businesses and intellectual property rights where the owners received ABT common stock as part of the purchase price, "lock-up agreements" were executed that limit the amount of ABT common stock that the recipients can sell within specified time periods. In addition, ABT guaranteed the proceeds to be received by certain of the recipients from the sale of the common stock if sold in accordance with the lock-up agreements. In the three-month period ended September 30, 1999, ABT paid $1.4 million in cash and issued 532,820 additional shares of its common stock pursuant to these agreements. If the shares remaining to be sold pursuant to these agreements at September 30, 1999 are sold at an average of $3.50 per share, the total proceeds received would be approximately $2.85 million less than the amounts guaranteed to be received for such shares. Of this amount, approximately $1.85 million would be paid in cash, including $1.7 million to be paid in July 2000, with the remaining $1.0 million to be satisfied through the issuance of additional shares of ABT's common stock or the payment of cash, at ABT's option. Subsequent to September 30, 1999, ABT issued an additional 200,000 shares under one of these agreements, approximately $155,000 was paid in cash, and sales of shares under one of the agreements was completed, which resulted in excess proceeds of approximately $70,000 that was paid to ABT. As of November 10, 1999, the total guaranteed proceeds to be received upon sale of approximately 465,000 shares of ABT common stock under these agreements was approximately $3.8 million.

On November 10, 1999, ABT's Board of Directors adopted a Shareholder Rights Plan under which all shareholders of record as of November 24, 1999 will receive rights to purchase shares of a new series of preferred stock. The Rights Plan is designed to enable all ABT shareholders to realize the full value of their investment and to provide for fair and equal treatment for shareholders in the event that an unsolicited attempt is made to acquire ABT. The adoption of the Rights Plan is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The rights will be distributed as a non-taxable dividend and will expire in ten years. The rights will be exercisable only if a person or group acquires 15% or more of the ABT common stock or announces a tender offer for 15% or more of the common stock. If a person or group acquires 15% or more of ABT's common stock, all shareholders except the purchaser will be entitled to acquire ABT common stock at a 50% discount. The effect will be to discourage acquisitions of more than 15% of ABT common stock without negotiations with the Board. The rights will trade with ABT's common stock, unless and until they are separated upon the occurrence of certain future events. ABT's Board of Directors may redeem the rights prior to the expiration of a specified period following the acquisition of more than 15% of ABT's common stock. The terms of the Rights Plan allow The State of Wisconsin Investment Board, which owns approximately 18.9% of ABT's common stock, to maintain its investment in ABT, as well as to acquire up to 20% of ABT's common stock, without triggering the rights. Continuation of the Rights Plan will be subject to shareholder approval no later than the third annual meeting of stockholders following the Board's adoption and periodically thereafter. The Board of Directors has reserved and designated 1,000,000 shares of ABT's preferred stock for possible issuance in connection with the Rights Plan.

(E)  Earnings per Share

The components of shares of common stock used in computing earnings (loss) per common share are as follows:

                                                          Three-month period
                                                          ended September 30,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
Basic (weighted average shares outstanding)            48,382,464     38,086,413
Options and warrants                                         --        3,242,188
                                                       ----------     ----------
     Diluted                                           48,382,464     41,328,601
                                                       ==========     ==========

The above table does not reflect contingently issuable securities that are anti-dilutive due to losses or where underlying prices exceeded the average market price of ABT common stock, which consisted of approximately 8.6 million options and 3.2 million warrants at September 30, 1999 and 0.9 million options and 0.6 million warrants at September 30, 1998. See Note (D) for potential contingently issuable shares under guarantee agreements entered into in connection with acquisitions.

(F)  Income Taxes

ABT provides income taxes for interim periods based on its estimate of its effective income tax rate for the corresponding fiscal year. ABT anticipates its effective income tax rate for the year ending June 30, 2000 will be approximately zero.

(G)  Contingencies

Between January 14, 1999 and March 19, 1999, a number of securities class action complaints were filed against ABT and certain of its former directors and current and former officers in federal courts in New Mexico, New York and Nevada. All cases have been transferred to the United States District Court for the District of Nevada and consolidated into one action. On July 6, 1999, a consolidated amended complaint was filed by plaintiffs purporting to represent a class of purchasers of ABT common stock from September 24, 1997 through February 16, 1999. The complaint alleges, among other things, that ABT's financial statements, including the accounting treatment for acquisitions completed in 1997 and 1998, and certain statements made by ABT concerning its efforts to find a strategic equity investor in late 1998 and early 1999 and other topics were false and misleading and caused an artificial rise in ABT's common stock price in violation of federal securities law. On August 18, 1999, ABT filed a motion to dismiss the complaint. The plaintiffs have filed a brief in response to ABT's motion and ABT has responded to that brief. ABT believes it has meritorious defenses to this action and intends to defend itself vigorously. However, due to the risks of litigation, a prediction of the final outcome of these proceedings cannot be made with certainty, and an unfavorable result in this action could have a material adverse impact.

In the ordinary course of business, ABT is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of ABT.

(H)  Restructuring and Special Charges

In June 1999, ABT's Board of Directors approved the restructuring plan to integrate the acquired businesses. The plan includes the closure of 33 facilities that were determined to be either redundant or inconsistent with ABT's overall strategic plan and an associated reduction in workforce of approximately 300 full-time employees related to facility closures, elimination of duplicate positions, and streamlining ABT operations related to cost reduction initiatives. In the year ended June 30, 1999, ABT recorded $9.8 million of restructuring and other integration related costs that are non-recurring or infrequent in occurrence. In the three-month period ended September 30, 1999, ABT recorded additional costs of $41,584. The restructuring and special charges are summarized as follows:

                                             Non-cash                  Cash
                                     -----------------------   -----------------------
                                      Realized      To be         Paid      To be paid
                                       through  realized after   through       after
                           Total      September    September    September    September
                          charges     30, 1999     30, 1999     30, 1999     30, 1999
                        ----------   ----------   ----------   ----------   ----------
Facility closure        $3,361,596   $   28,498   $3,333,098   $     --     $     --
Employee termination     3,181,960         --           --      1,828,089    1,353,871
Disposal of equipment      897,660       82,322      815,338         --           --
Other                    2,351,999         --           --      2,112,918      239,081
                        ----------   ----------   ----------   ----------   ----------
    Total               $9,793,215   $  110,820   $4,148,436   $3,941,007   $1,592,952
                        ==========   ==========   ==========   ==========   ==========

The restructuring charges are based on estimates and, therefore, are subject to change. ABT does not believe any revisions to these estimates will be material.

(I)  Segment Information


ABT operates and manages its business by business units focused on the nature of the customers served by each business unit. ABT has segregated its customers into three basic categories: (1) those that are primarily retail focused or are end-use consumers; (2) those that are primarily wholesale focused; and (3) those characterized by ABT as Specialty Distribution. The retail operations serve customers throughout North America using four geographical areas. These customers include mass merchandisers, independent lawn and garden or agricultural retailers, golf courses, sports fields, sod farms, landscapers, dairies, cattle ranchers, commercial hay growers, farmers, land reclamation projects, hydroseeders, highway departments, and airports. Three of the retail areas have similar economic characteristics and have been aggregated as "retail" in the table below. The fourth retail area is quantitatively insignificant for disclosure purposes and is included in "other/corporate" below. The wholesale operations serve domestic customers that generally are larger entities with their own sales forces and distribution channels that re-sell ABT's products to others and international users of forage and cool-season turfgrass seed. Wholesale operations also include seeds sold through private labels of others. Specialty Distribution serves customers formerly served by three acquired businesses that provide a full range of seed, chemicals, fertilizers, lawn and garden supplies, and ancillary products to a wide range of customers, including golf course, landscapers and hardware-type retail stores in certain markets in the United States.

The following table presents revenues from external customers, intersegment revenues, and segment earnings (loss) for the three-month period ended September 30, 1999 and segment assets as of September 30, 1999:

                                                                 Specialty        Other/
                                   Retail         Wholesale     Distribution      Corporate          Total
                               -------------    -------------   -------------   -------------    -------------
                                                                (In millions)
     Revenues from
        external customers     $   35.6          $   22.0         $   13.3      $    2.6         $   73.5
     Intersegment  revenues         0.1               4.4              0.1           0.4              5.0
     Segment earnings (loss)        1.6               0.4              0.1          (5.7)            (3.6)
     Segment assets                58.4              96.3             19.7         186.0            360.4

The above table includes corporate expenses aggregating $5.9 million that primarily consist of general and administrative expenses of ABT's corporate headquarters (including officer and administrative employee compensation), research and development expenses, amortization of intangibles, and interest expense. Budgeted corporate general and administrative expenses and research and development expenses are allocated to the operating segments based on a percentage of budgeted revenue. Variances to budget or absorption rates are not reallocated. Segment earnings (loss) for the operating segments is determined from revenues, cost of sales, operating expenses, and other income (expense) directly attributable to each segment plus the allocation of budgeted corporate costs. Corporate assets reflected in the above table amount to $178.6 million and primarily include cash, property, plant and equipment (including ABT's enterprise resource planning system and corporate headquarters), intangible assets (including goodwill), deferred tax assets, and other assets (including investments in other entities). The assets of the operating segments primarily consist of accounts receivable, inventory, and property, plant and equipment attributable to each segment.

The accounting policies of the reported segments are the same as those described within Note 2 of Notes to Consolidated Financial Statements in ABT's June 30, 1999 Form 10-K. Sales between segments are accounted for at cost.

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

(J)  Reclassifications

Certain amounts in the prior year financial statements have been reclassified to be comparable to the current year presentation.


      --------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto of ABT included elsewhere herein. ABT is the largest developer, producer, marketer, and distributor of forage and cool-season turfgrass seed in North America. Since early 1995, ABT has implemented a business strategy designed to first, acquire leading North America companies active in each step (research, production, distribution, and sales) in the forage and cool-season turfgrass seed sector; second, combine the acquired businesses into a single, customer-focused, vertically integrated entity; and third, shift the focus of the acquired businesses from public, non-proprietary seed varieties toward proprietary varieties with a long-term objective of developing biotechnologically enhanced varieties. ABT has acquired a number of seed businesses since January 1, 1995 (the "Acquisition Program") to accomplish its business strategy. These acquisitions are summarized in Note 1 of Notes to Consolidated Financial Statements in ABT's June 30, 1999 Form 10-K.
Historically, the results of operations of the acquired companies had been included in ABT's consolidated results beginning with the effective date of the acquisition in accordance with the purchase method of accounting. As discussed in Note 1(b) of Notes to Consolidated Financial Statements in the June 30, 1999 Form 10-K, ABT had taken effective control of acquired businesses as of a mutually agreed upon effective date that preceded the closing date when consideration was transferred to the sellers. ABT had reflected the acquired businesses in its Consolidated Financial Statements as of the effective date. Due to the size of ABT and the internal focus on integration of acquired businesses, ABT changed its acquisition practices, to operate and acquire businesses at the closing date, instead of the effective date, for acquired
businesses  not  included  in  ABT's  March  31,  1998  consolidated   financial
statements.

The acquisitions and other operations being included in ABT's consolidated financial statements beginning with each of their acquisition dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months, such as the three month periods presented herein (each a "Three-Month Period"), are not necessarily indicative of results which may be expected for an entire year. ABT's fiscal year ("Fiscal") ends on June 30. The significant number of acquisitions and the period for which each is included in ABT's consolidated financial statements in relation to the seasonality of the business cycle of each acquisition significantly affects the meaningfulness of comparisons drawn between periods.

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

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in order to encourage companies to make such statements in order to provide additional information to investors. ABT wishes to make such statements and to avail itself of the "safe-harbor". In order to do so, ABT states that any forward-looking statement involves risks and uncertainties, is not a guarantee of future performance, and the actual financial and economic performance and condition of ABT may differ materially from that expressed in the forward-looking statement, due to a variety of factors, such as those set forth in Item 1 of ABT's Form 10-K for the year ended June 30, 1999 under the heading "General - Forward Looking Statements" and other filings with the Securities and Exchange Commission.

The above factors have significant impacts on the following discussion and analysis and should be considered as part of it.

Results of Operation

Selected information concerning the results of operations is summarized as follows:

                                         Three-month period
                                         ended September 30,
                                      --------------------------
                                         1999            1998
                                      -----------     ----------
Net sales                             $73,506,152     89,601,608
Gross profit                           22,822,537     25,467,585
            Percentage of net sales          31.0%          28.4%
Operating expenses                     24,679,261     22,921,375
            Percentage of net sales          33.6%          25.6%
 Restructuring and special charges         41,584           --
           Percentage of net sales            0.1%          --

ABT has essentially completed the first phase of its business strategy. The first phase was the Acquisition Program that enabled ABT to accumulate the critical mass it believes is necessary to lead the transformation of the forage and turfgrass sector of the seed industry. Changes in the items in the above table are in part due to the Acquisition Program, which results in certain operations not being included for the entire Fiscal 1999 Three-Month Period.

The  second  phase  of  ABT's  business   strategy  to  integrate  the  acquired
businesses, which have generally been operating as they were prior to being acquired, into a single, customer-driven business entity centered around the ABT name and logo (the "Integration Process") was initiated in late Fiscal 1999. In the Integration Process, ABT's objectives include raising margins through the introduction of proprietary products and reducing expenses by gaining economies of scale. The integration process has progressed to the point that ABT believes that operating expenses will be reduced by at least $14 million, on an annualized basis, for Fiscal 2000. Since ABT did not initiate the Integration Process until near the end of Fiscal 1999, only a small portion of the efficiencies and cost reductions associated with the Integration Process impacted the Fiscal 2000 Three-Month Period. ABT is still in the process of integrating its various production operations and to a lesser extent its distribution operations.

Management believes EBITDA (earnings before interest, income taxes, depreciation and amortization) is an important indicator of ABT's operating performance particularly during the first and second phases of its business strategy. EBITDA is widely used as a measure of a company's operating performance and its ability to service its indebtedness. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for net earnings (loss) as a measure of performance, or cash flow from operations as a measure of liquidity. Adjusted EBITDA, defined by ABT as EBITDA before restructuring and special charges, was $1.6 million in the Fiscal 2000 Three-Month Period and $5.3 million in the Fiscal 1999 Three-Month Period.

An integral part of ABT's business strategy is to become vertically integrated with production operations producing seed varieties developed by ABT's research operations and then providing those seeds to ABT's distribution operations. This results in sales made by production operations that formerly were made to third parties being made as intercompany sales within ABT owned operations and also results in less purchases of inventory from outside suppliers. Sales between ABT operations are eliminated in the consolidated results of operations. The cost of product shipped between ABT operations, amounting to $26.3 million (52% of reported cost of sales) in the Fiscal 2000 Three-Month Period and $20.4 million (32% of reported cost of sales) in the Fiscal 1999 Three-Month Period, was not recorded as cost of sales, nor are these shipments reflected in net sales. This has two impacts on the financial statements. First, the time certain sales are recorded is delayed in that shipments to third parties are recorded when shipped to the third party, but when shipped to other ABT operations are not recorded as sales until that operation ships the product to its customers. Second, as more production is used internally rather than sold to third parties, sales revenue is reduced since both the internal sales and the related cost of sales are eliminated in the financial statements. However, since the internal costs are lower, the dollar amount of gross profit ultimately realized on these sales is equal to that which would have been recognized prior to the vertical integration. This results in gross profit increasing as a percentage of net sales.

During the Fiscal 2000 Three-Month Period, ABT had net sales of $73.5 million as compared to $89.6 million during the Fiscal 1999 Three-Month Period. The decrease is primarily due to three reasons. As mentioned above, as ABT becomes more vertically integrated the percentage of its products that are produced internally increases, which reduces the amount recorded as sales. The average sales price for certain seed products decreased substantially from the Fiscal 1999 Three-Month Period to the Fiscal 2000 Three-Month Period. Of the seven major species sold during this period, six decreased in price. The percentage change in the prices of these products ranged from 10% to 45%. This decrease in sales prices negatively impacted net sales. In addition, adverse weather conditions caused the harvest of seed grown for ABT in Oregon, where a significant amount of turfgrass seed is grown, to be approximately three weeks later in the fall of 1999 than in the fall of 1998, which resulted in a reduced amount of seed being available to be sold in the Fiscal 2000 Three-Month Period compared to the prior year. These factors significantly reduced the time available to bring product to market and resulted in unfilled demand, which negatively impacted net sales.

Cost of sales, primarily seed costs, were $50.7 million or 69.0% of net sales for the Fiscal 2000 Three-Month Period compared to $64.1 million or 71.6% of net sales for the Fiscal 1999 Three-Month Period. Gross profit was $22.8 million or 31.0% of net sales for the Fiscal 2000 Three-Month Period compared to $25.5 million or 28.4% of net sales for the Fiscal 1999 Three-Month Period. The decrease in the dollar amount is primarily due to reduced sales dollars, described above, partially offset by an increase in transportation costs to move product from the production facilities to the distribution facilities. The increased freight was the result of an increased demand curve brought on by the compressed selling season. The increase in the gross profit percentage is due to a combination of factors, including the increase resulting from more product produced internally. This was partially offset by a compressed selling season which caused difficulty in getting proprietary products to market, an excess supply of seed for most turfgrass species, which created downward pricing pressure, the continuing pressure on farmers because of falling prices for their products which creates downward pressure on the price of products they purchase, and the higher production costs associated with the availability of transportation.

There is worldwide oversupply of turfgrass and forage seed except for bluegrass, fine fescues, creeping red fescue, timothy and reed canarygrass. This oversupply situation was caused by higher than average seed harvests in the U.S., Canada and Europe and significant carryover from the prior crop year. The dormant and non-dormant alfalfa harvest was the largest since 1991. Because of this situation, compared to a year ago, tall fescue prices have fallen by 10 to 35 percent, ryegrass prices have fallen by 15 to 45 percent, and prices for common varieties of alfalfa have fallen by 40 percent. The industry is following a trend towards consolidation in the U.S. and in Europe. Smaller independent companies facing this trend have responded with aggressive pricing programs to move their excess inventories and retain their market share. These conditions are expected to continue to cause downward pressure on prices and margins through the current year.

ABT's goal is to raise gross margins over the next several years as a result of ABT's attempt to vertically integrate its operations and shift its product mix, reducing the proportion of public (commodity or common) products and increasing the proportion of proprietary (value added) products.

Operating expenses increased from $22.9 million, or 25.6%, of net sales in the Fiscal 1999 Three-Month Period to $24.7 million, or 33.6%, of net sales in the Fiscal 2000 Three-Month Period. ABT completed nine acquisitions between July 1, 1998 and June 30, 1999. Total depreciation and amortization increased by $1.0 million in the Fiscal 2000 Three-Month Period compared to the prior year, primarily due to these acquisitions and depreciation on ABT's new information system. On a pro forma basis, as if those acquisitions had occurred on July 1, 1998, operating expenses would have been $25.2 million for the Fiscal 1999 Three-Month Period. The levels of operating expenses were impacted by the items discussed below and by the implementation of the Integration Process that was started late in Fiscal 1999. The Integration Process is expected to be completed by June 30, 2000 and to achieve savings, on an annualized basis, of $14 million. However, many of the cost savings and efficiencies of the Integration Process were only partially realized during the Fiscal 2000 Three-Month Period due to the timing of its implementation. At September 30, 1999, ABT has initiated action with respect to approximately 70% of its integration plan. The percentage increase is attributable to the decrease in the dollar amount of sales due to the factors mentioned above combined with the fact that many operating expenses are fixed and are therefore impacted by a shortfall in sales. The major components of operating expenses are personnel costs, occupancy expense, vehicle and shipping expenses, outside services, travel, advertising and promotion, and amortization. These components amounted to:

                                           Three-month period
                                           ended September 30,
                                     -----------------------------
                                         1999               1998
                                     -----------       -----------
Personnel costs                      $11,622,359       $10,331,239
Occupancy expenses                     3,881,676         3,616,746
Vehicle and shipping                   2,755,464         2,309,591
Outside services                       1,339,509         1,242,011
Travel                                   689,824           803,514
Advertising and promotion                946,825         1,480,191
Amortization                           1,955,640         1,320,415

In addition to the impacts of the Acquisition Program and the Integration Process, personnel costs increased in the Fiscal 2000 Three-Month Period compared to the same period in the prior year due to additional part-time and temporary workers hired to assist in the final phase of the ERP implementation and to assist in the compressed fall selling season. Furthermore, the timing of the implementation of the Integration Process, particularly with respect to ABT's turfgrass production facilities, resulted in ABT not realizing all of the anticipated benefits from reductions in personnel during the Fiscal 2000 Three-Month Period.

Occupancy expenses increased in the Fiscal 2000 Three-Month Period compared to the prior year resulting from additional facilities added since September 30, 1998 due to acquisitions, construction of a new alfalfa production facility, and expansion of ABT's corporate headquarters, partially offset by the closing of certain facilities as part of the Integration Process. At September 30, 1999, ABT had closed 29 of the 33 facilities scheduled to close. However, until closed facilities are disposed of, ABT continues to incur costs for utilities, maintenance, property taxes, and other operating costs. These costs were not accruable as part of the restructuring and special charges recorded at June 30, 1999.

Vehicle and shipping expenses increased in the Fiscal 2000 Three-Month Period compared to the prior year. The increase was caused by a shortage of available transportation, which resulted in higher shipping prices. Outside services increased in the Fiscal 2000 Three-Month Period, primarily due to expenses in connection with research and development aspects of ABT's arrangement with Kimeragen, Inc. Travel costs decreased in the Fiscal 2000 Three-Month Period compared to the prior year resulting from an increased emphasis by management to reduce travel costs. Advertising and promotion costs decreased in the Fiscal 2000 Three-Month Period compared to the same period due to the consolidation of programs that reduced redundant projects.

Amortization increased in the Fiscal 2000 Three-Month Period due to acquisitions completed since July 1, 1998. At September 30, 1999, ABT has unamortized intangible assets, including goodwill, of $151.0 million. ABT's ability to recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from historical levels. If ABT is unable to achieve its business objectives, some portion of goodwill could be impaired in subsequent periods.

Research and development expenses, which are included within the various components of operating expenses described above, were $1.4 million in the Fiscal 2000 Three-Month Period compared to $0.8 million in the Fiscal 1999 Three-Month Period. The increase was due to increased expenditures on ABT's traditional genetic breeding programs for alfalfa and turfgrasses, as well as the establishment of ABT's research facility at The University of Rhode Island and expenses, including amortization of intangibles, related to the technology of Hybrigene, Inc. and Kimergen, Inc., which were not incurred in the Fiscal 1999 Three-Month Period. As ABT attempts to transform its forage and turfgrass seed businesses to proprietary products with higher gross margins, ABT expects research and development expenses as a percentage of sales will continue to increase and to eventually be similar to public companies in the other proprietary seed sectors.

Interest expense decreased to $1.8 million in the Fiscal 2000 Three-Month period compared to $2.2 million in the Fiscal 1999 Three-Month Period. This was primarily due to reduced borrowings under ABT's revolving line of credit. In addition, during the Fiscal 1999 Three-Month Period, ABT had up to $30 million in borrowings under two short-term bridge financing facilities, which had higher interest rates than the revolving credit facility. These bridge facilities did not exist in the Fiscal 2000 Three-Month Period.

ABT's net loss was $3,601,911 for the Fiscal 2000 Three-Month Period compared to net earnings of $333,227 for the Fiscal 1999 Three-Month Period as a result of the items discussed above. For the Fiscal 2000 Three-Month Period, average common shares outstanding used in computing earnings per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants. For purposes of computing diluted earnings per share in Fiscal 1999, average shares outstanding were increased by the dilutive effects of options and warrants.

Liquidity and Capital Resources

Net earnings (loss) adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred taxes, and options for services was a negative $0.2 million in the Fiscal 2000 Three-Month Period compared to a positive $3.1 million in the Fiscal 1999 Three-Month Period. However, ABT's inventory and accounts receivable increased more than the increase in accounts payable and accrued liabilities by approximately $2.0 million during the Fiscal 2000 Three-Month Period and $10.0 million during the Fiscal 1999 Three-Month Period. This was a primary cause of ABT having net negative cash flows from operating activities of $2.9 million during the Fiscal 2000 Three-Month Period compared to net negative cash flows from operating activities of $6.7 million during the Fiscal 1999 Three-Month Period. The increases in accounts payable and inventories are primarily attributable to the delivery of seed harvested during the fall season. The increases in accounts receivable are attributable to the sales activity during the periods. During the Fiscal 2000 Three-Month Period, ABT had net negative cash flows from investing activities of $2.8 million compared to $51.2 million in the prior year, primarily from investments in property, plant and equipment and acquisitions. During the Fiscal 2000 Three-Month Period, ABT had net cash flows from financing activities of $2.5 million, primarily due to the sale of common stock and exercise of options, partially offset by a reduction of long and short term debt. During the Fiscal 1999 Three-Month Period, ABT had net cash flows from financing activities of $56.3 million, primarily due to additional short-term debt of $38.7 million and proceeds from the issuance of common stock of $18.2 million.

ABT has a $90 million revolving credit facility with Bank America Business Credit and other lenders expiring in June 2001, under which borrowings were $68.1 million at September 30, 1999, including items in the process of collection. Total short-term debt at September 30, 1999, was $70.8 million compared to $104.8 million at September 30, 1998. At November 10, 1999, approximately $68 million was outstanding and $16 million was available to be borrowed under the revolving line of credit based on the borrowing base computation at that date. In the prior year, ABT had borrowed $96 million at November 6, 1998 and $2 million was available to be borrowed.

ABT has borrowed approximately $3 million from a special purpose entity controlled by officers of ABT the proceeds of which were used for working capital. This debt is secured by certain real estate and provides for interest at 10% per annum. The debt is due on demand or, if no demand is made, ninety days from the borrowing, and is repayable upon any refinancing by ABT.

In October 1999, ABT signed a commitment letter with GE Capital to arrange a syndicate of lenders to provide ABT with a revolving line of credit in the amount of up to $115 million and five-year term financing of up to $20 million. The revolving line would replace the above revolving credit facility. The new revolving debt will be subject to a borrowing base computation based on levels of eligible accounts receivable and inventory. The term debt will be based on the appraised values of certain items of ABT's property, plant and equipment. The new debt will be secured by substantially all of ABT's assets. ABT is required to obtain additional equity capital or unsecured debt of approximately $5 million. It is anticipated that this financing will be completed in early to mid December 1999, although there can be no assurance this financing will be completed. In the event this financing is not completed, ABT will continue to explore other alternatives to supplement or replace its existing credit facility, including obtaining long-term debt secured by ABT's property, plant and equipment. In addition, it is possible ABT may seek to raise additional equity capital.

The Company had working capital of $5,601,653 at September 30, 1999 as compared to $1,498,277 at June 30, 1999. The increase in working capital was primarily caused by an increase in inventories and accounts receivable partially offset by an increase in accounts payable and accrued liabilities.

Management Information System and Year 2000

ABT's Form 10-K for the year ended June 30, 1999 contains a discussion of ABT's process to address the consequences of reaching the Year 2000 and the implementation of a company-wide enterprise resource planning system to meet its information system requirements. No significant changes have occurred since the June 30, 1999 Form 10-K was filed.
Inflation

Management does not consider that inflation has had a significant effect on ABT's operations to date. The cost of seed products is largely affected by seed yields and alternative crop prices, which have not generally been greatly impacted by inflation. The costs which are normally impacted by inflation, such as wages, transportation and energy, are a relatively small part of ABT's total operations. However, ABT remains subject to possible significant inflation in Mexico, Argentina and other foreign countries.

Impacts of Accounting Standards not yet Adopted

The impacts of recently adopted accounting standards is discussed in Note 2 of Notes to Consolidated Financial Statements in ABT's Form 10-K for the year ended June 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes in the quantitative and qualitative disclosures about market risk have occurred from the discussion contained in ABT's Form 10-K for the year ended June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Between January 14, 1999 and March 19, 1999, a number of securities class action complaints were filed against ABT and certain of its former directors and current and former officers in federal courts in New Mexico, New York and Nevada. All cases have been transferred to the United States District Court for the District of Nevada and consolidated into one action, captioned In re:
AgriBioTech, Inc. Securities Litigation, Base File No. CV-S-99-144-PMP (LRL). On July 6, 1999, a Consolidated Amended Complaint was filed by plaintiffs purporting to represent a class of purchasers of ABT common stock from September 24, 1997 through February 16, 1999. The complaint alleges, among other things, that ABT's financial statements, including the accounting treatment for acquisitions completed in 1997 and 1998, and certain statements made by ABT concerning its efforts to find a strategic equity investor in late 1998 and early 1999 and other topics were false and misleading and caused an artificial rise in ABT's common stock price in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, Rule 10b-5 promulgated thereunder, and Section 20 of the Exchange Act. On August 18, 1999, ABT filed a motion to dismiss the complaint. The plaintiffs have filed a brief in response to ABT's motion and ABT has responded to that brief. ABT believes it has meritorious defenses to this action and intends to defend itself vigorously. However, due to the risks of litigation, a prediction of the final outcome of these proceedings cannot be made with certainty, and an unfavorable result in this action could have a material adverse impact.

In the ordinary course of business, ABT is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of ABT.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

          During the quarter ended September 30, 1999 and through November 17, 1999, the following Form 8-K filing was made by ABT:

          Dated November 10, 1999 and filed  November 16, 1999 - To report under
          Item 5 the adoption of a shareholder rights plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              AGRIBIOTECH, INC.,



Date:  November 18, 1999                      By:  /s/ Randy Ingram
                                                   ----------------
                                                   Randy Ingram,
                                                   Executive Vice-President/CFO