Form 10-Q
period 1999-12-31
AGRIBIOTECH INC
filed 2000-02-22
CIK 876320

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q


 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.



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

     As of February 22,2000, the registrant had 51,054,978 shares of Common Stock, par value $.001 per share, issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)


                                     ASSETS

                                                                              December 31,     June 30,
                                                                                  1999           1999
                                                                              ------------   ------------

Current assets:
      Cash and cash equivalents                                               $    489,757   $  4,604,739
      Accounts receivable, less allowance for doubtful accounts
         of $8,917,961 at December 31, 1999 and $6,489,753 at June 30, 1999     34,666,585     45,684,024
      Inventories                                                              108,109,930     66,917,763
      Deferred income taxes                                                      1,560,522      1,696,161
      Other                                                                      2,565,715      1,748,157

                                                                              ------------   ------------

                      Total current assets                                     147,392,509    120,650,844

Property, plant and equipment, net                                              61,472,143     62,212,326

Intangible assets, net of accumulated amortization                             148,539,823    152,949,334

Investment in associated entity                                                    953,701        936,901

Other assets                                                                     5,524,898      5,379,306

                                                                              ------------   ------------

                      Total assets                                            $363,883,074   $342,128,711

                                                                              ============   ============


See accompanying notes to consolidated financial statements.

                                       2

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                   (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        December 31,      June 30,
                                                                           1999             1999
                                                                       -------------    -------------
Current liabilities:
      Short-term debt                                                  $  76,657,220    $  71,909,061
      Current installments of long-term obligations                        4,196,003        5,977,852
      Accounts payable                                                    42,705,402       20,124,901
      Accrued liabilities                                                 32,674,049       21,140,753

                                                                       -------------    -------------

                      Total current liabilities                          156,232,674      119,152,567

Long-term obligations, excluding current installments                     11,152,375       12,198,297
Deferred income taxes                                                      1,560,522        1,696,161

                                                                       -------------    -------------

                      Total liabilities                                  168,945,571      133,047,025

                                                                       -------------    -------------

Stockholders' equity:
        Preferred stock, $.001 par value; authorized 10,000,000
          shares; none issued and outstanding                                   --               --
        Common stock, $.001 par value; authorized 100,000,000
           shares; issued and outstanding 51,054,978 shares at
           December 31, 1999 and  47,498,061 shares at June 30, 1999          51,055           47,498
        Capital in excess of par value                                   279,834,220      270,832,335
        Accumulated (deficit)                                            (84,947,772)     (61,798,147)

                                                                       -------------    -------------

                      Total stockholders' equity                         194,937,503      209,081,686

                                                                       -------------    -------------


Contingencies and subsequent events (notes F and J)

                      Total liabilities and stockholders' equity       $ 363,883,074    $ 342,128,711

                                                                       =============    =============



See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                  Six-month period                 Three-month period
                                                                  ended December 31,               ended December 31,
                                                           ------------------------------    ------------------------------
                                                                1999            1998             1999             1998
                                                           -------------    -------------    -------------    -------------

Net sales                                                  $ 125,472,058    $ 165,540,268    $  51,965,906    $  75,938,660
Cost of sales                                                 93,096,535      124,241,379       42,412,920       58,411,269
                                                           -------------    -------------    -------------    -------------

                Gross profit                                  32,375,523       41,298,889        9,552,986       17,527,391
Operating expenses                                            51,546,847       46,303,214       26,867,586       25,077,925
Restructuring and special charges                                 41,584             --               --               --
                                                           -------------    -------------    -------------    -------------

                Earnings (loss) from operations              (19,212,908)      (5,004,325)     (17,314,600)      (7,550,534)
                                                           -------------    -------------    -------------    -------------

Other income (expense):
    Interest expense                                          (4,202,924)      (5,578,497)      (2,406,908)      (3,333,262)
    Interest income                                              137,544          294,939           85,085          160,210
    Earnings of associated entity                                 66,800          463,056           22,888          360,398
    Other                                                         72,013          (93,655)          65,821         (230,154)
                                                           -------------    -------------    -------------    -------------

                Total other income (expense)                  (3,926,567)      (4,914,157)      (2,233,114)      (3,042,808)

                                                           -------------    -------------    -------------    -------------

                Earnings (loss) before income taxes          (23,139,475)      (9,918,482)     (19,547,714)     (10,593,342)

Income tax expense                                                10,150           30,129             --           (311,505)
                                                           -------------    -------------    -------------    -------------

                Net earnings (loss)                        $ (23,149,625)   $  (9,948,611)   $ (19,547,714)   $ (10,281,837)
                                                           =============    =============    =============    =============

Shares of common stock used in computing earnings (loss)
  per common share:
        Basic                                                 49,242,287       39,057,824       50,102,109       40,029,235
        Diluted                                               49,242,287       39,057,824       50,102,109       40,029,235
                                                           =============    =============    =============    =============

                Net earnings (loss) per common share:
                        Basic                              $       (0.47)   $       (0.25)   $       (0.39)           (0.26)
                        Diluted                                    (0.47)           (0.25)           (0.39)           (0.26)
                                                           =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                                   (Unaudited)


                                                                Common stock
                                                ---------------------------------------------
                                                                                 Capital in
                                                                                  excess of       Accumulated
                                                    Shares         Amount         par value        (deficit)          Total
                                                -------------   -------------   -------------    -------------    -------------
Balance at June 30, 1999                           47,498,061   $      47,498   $ 270,832,335    $ (61,798,147)   $ 209,081,686

Common stock issued for:
     Cash                                           1,696,697           1,697       6,298,303             --          6,300,000
     Exercise of options                              447,400             447       1,258,265             --          1,258,712
     Reduction of indebtedness                        680,000             680       2,234,320             --          2,235,000
Adjustment to prior issuances of common stock
   due to stock price guarantees                      732,820             733      (1,071,094)            --         (1,070,361)
Options issued for services                              --              --           225,366             --            225,366
Amounts received pursuant to proceed sharing
   under stock price guarantees                          --              --           141,775             --            141,775
Expenses of stock issuances                              --              --           (85,050)            --            (85,050)
Net loss                                                 --              --              --        (23,149,625)     (23,149,625)
                                                -------------   -------------   -------------    -------------    -------------
Balance at December 31, 1999                       51,054,978   $      51,055   $ 279,834,220    $ (84,947,772)   $ 194,937,503
                                                =============   =============   =============    =============    =============



       See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                        Six-month period
                                                                        ended December 31,
                                                                  ----------------------------
                                                                      1999            1998
                                                                  ------------    ------------
Cash flows from operating activities:
       Net earnings (loss)                                        $(23,149,625)   $ (9,948,611)
       Adjustments to reconcile net earnings (loss) to net cash
           flows from operating activities:
            Amortization                                             4,486,772       3,031,763
            Depreciation                                             2,548,352       2,154,728
            Equity in earnings of associated entity                    (66,800)       (463,056)
            Deferred income taxes                                         --              --
            Options issued for services                                225,366         369,403
            Changes in assets and liabilities excluding
               effects of acquisitions:
                    Accounts receivable                             11,017,439      18,995,610
                    Inventories                                    (41,192,167)    (32,609,051)
                    Other assets                                      (963,150)     (2,055,416)
                    Accounts payable                                22,580,501      13,065,186
                    Accrued liabilities                             11,840,641      (4,285,907)
                                                                  ------------    ------------

               Net cash flows from operating activities            (12,672,671)    (11,745,351)
                                                                  ------------    ------------

Cash flows from investing activities:
       Additions to property, plant and equipment                   (1,808,168)     (6,997,152)
       Additions to intangible assets                                  (77,261)        (44,364)
       Distributions from associated entity                             50,000          66,297
       Amounts received (paid) pursuant to stock price
            guarantees and proceed sharing                          (1,235,932)           --
       Acquisitions                                                       --       (43,623,016)
       Change in net assets held for sale                                 --         9,345,034
                                                                  ------------    ------------

              Net cash flows from investing activities              (3,071,361)    (41,253,201)
                                                                  ------------    ------------

Cash flows from financing activities:
       Net proceeds (repayments) of short-term debt                  4,748,159      19,118,859
       Additions to long-term debt                                   7,269,929
       Reductions of long-term debt                                   (592,771)     (2,819,136)
       Sale of common stock                                          6,300,000      26,290,829
       Exercise of options                                           1,258,712       1,137,387
       Exercise of warrants                                               --         6,676,920
       Allocations to warrants of proceeds from issuance of
            common stock and convertible debt                        2,904,251
       Expenses of stock issuances                                     (85,050)       (858,745)
                                                                  ------------    ------------

              Net cash flows from financing activities              11,629,050      59,720,294
                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                (4,114,982)      6,721,742
Cash and cash equivalents at beginning of period                     4,604,739       2,700,846
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $    489,757    $  9,422,588
                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                        AGRIBIOTECH INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                       Six-month period
                                                                       ended December 31,
                                                                    ------------------------
                                                                       1999         1998
                                                                    ---------   ------------
Supplemental Cash Flow Information:
Interest paid                                                      $3,993,225   $  5,660,421
                                                                    =========   ============

Non cash investing and financing activities:
   Accrued costs of acquisitions                                   $     --      $   549,825
   Common stock issued to reduce indebtedness                       2,235,000           --
   Common stock issued in acquisitions                                   --        6,543,152
   Common stock issued for costs related to intellectual property        --        3,999,997
   Debt incurred in connection with acquisitions                         --        4,890,000
   Short-term debt expected to be refinanced, reclassified
       as long-term debt                                                 --       17,198,610
                                                                    =========   ============


Summary of assets and liabilities acquired through acquisitions:
   Cash                                                             $    --     $  1,083,820
   Accounts receivable                                                   --       12,673,740
   Inventories                                                           --       16,340,066
   Net assets held for sale                                              --        9,345,034
   Property, plant and equipment                                         --       11,714,502
   Intangible assets                                                     --       40,152,716
   Other assets                                                          --          842,708
   Accounts payable and accrued expenses                                 --      (14,952,272)
   Long-term and short-term debt                                         --      (19,252,283)
   Deferred income taxes                                                 --       (1,808,043)
                                                                    ---------   ------------

         Net assets acquired                                        $    --     $ 56,139,988
                                                                    =========   ============


See accompanying notes to consolidated financial statements.

                       AGRIBIOTECH, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998
                                   (Unaudited)
   ===========================================================================

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

The unaudited consolidated financial statements included herein have been prepared in accordance with the rules of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows, in conformity with generally accepted accounting principles. The information furnished, in the opinion of management reflects all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for the three-month and six-month periods ended December 31, 1999 and 1998. ABT's business is subject to wide seasonal fluctuations and, therefore, the results of operations for periods less than one year are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

(B)  Short-Term Debt

ABT has a $90 million revolving line of credit with Bank of America Business Credit and other lenders expiring in June 2001. Borrowings under the revolving line of credit were $73.8 million at December 31, 1999, including items in process of collection. Interest is payable monthly based on a variable rate that averaged 10.625% at December 31, 1999. At February 11, 2000, approximately $68.9 million was outstanding and a $4 million over-advance existed under the revolving line of credit based on the borrowing base computation at that date. At December 31, 1999, the Company was not in compliance with the terms and various covenants (including debt service charge, fixed charged coverage ratio and the minimum gross cash flow) under the revolving credit agreement.

In August and September of 1999 the Company borrowed approximately $3 million from a special purpose entity controlled by officers of ABT, the proceeds of which were used for working capital. This debt is secured by certain real estate and provides for interest at 10% per annum. The debt is due on demand or, if no demand is made, ninety days from the borrowing, and is repayable upon any refinancing by ABT. In November the debt agreement was modified to be due upon demand and it remains outstanding on February 13, 2000.

In October 1999, ABT signed a commitment letter with GE Capital (GE) to arrange a syndicate of lenders to provide ABT with a revolving line of credit in the amount of up to $115 million and five-year term financing of up to $20 million. The revolving line would have replaced the above revolving credit facility.

In early December 1999 GE advised the Company of the likelihood that an equity infusion in an amount greater than $5 million would be necessary to complete the syndication of a long-term debt financing package. GE Capital did not specify the amount of additional equity necessary but estimated it to total approximately $15 million including the $5 million referred to in the original commitment letter.

The Company continued its efforts to complete long-term debt financing with GE Capital and its existing bank syndicate which were unsuccessful. Subsequently the Company filed for a voluntary case with the United States Bankruptcy Court under Chapter 11 as discussed in note J.

The United States Bankruptcy Court has approved interim orders on January 28 and February 15, 2000, authorizing the Company to use cash collateral of up to $3.2 million and an additional $1.2 million, respectively, and granting a replacement lien to the bank syndicate. The latest interim order expires on February 25, 2000. The Company is currently negotiating with the bank syndicate for debtor-in-possession financing.


(C)  Capital Stock

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

As discussed in Note 7 of Notes to Consolidated Financial Statements in ABT's June 30, 1999 Form 10-K, in connection with acquisitions of businesses and intellectual property rights where the owners received ABT common stock as part of the purchase price, "lock-up agreements" were executed that limit the amount of ABT common stock that the recipients can sell within specified time periods. In addition, ABT guaranteed the proceeds to be received by certain of the recipients from the sale of the common stock if sold in accordance with the lock-up agreements. In the six-month period ended December 31, 1999, ABT paid $1.5 million in cash and issued 732,820 additional shares of its common stock pursuant to these agreements. If the shares remaining to be sold pursuant to these agreements at December 31, 1999 are sold at an average of $2.00 per share, the total proceeds received would be approximately $2.2 million less than the amounts guaranteed to be received for such shares. Of this amount, approximately $1.7 million would be paid in cash and is to be paid in July 2000, with the remaining $0.5 million to be satisfied through the issuance of additional shares of ABT's common stock or the payment of cash, at ABT's option. Subsequent to September 30, 1999, ABT issued an additional 200,000 shares under one of these agreements, approximately $155,000 was paid in cash, and sales of shares under one of the agreements was completed, which resulted in excess proceeds of approximately $70,000 that was paid to ABT. As of February 11, 2000, the total guaranteed proceeds to be received upon sale of approximately 48,000 shares of ABT common stock under these agreements was approximately $2.2 million. The satisfaction of the stock guarantee obligations are subject to certain determinations that will be made as part of the Chapter 11 bankruptcy proceedings.

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

In early December 1999, consistent with GE Capital's equity raising requirements to complete the syndication of a long-term debt financing package, the Company sold 835,407 shares of its common stock to an institutional investor for an aggregate of $2.5 million. The purchase price reflects the average of recent prices of the Company's common stock on the NASDAQ National Market, net of a 6.5% discount. The proceeds of this equity issuances were used for working capital.

In late December the Company issued 161,290 shares of common stock to an individual investor for cash at a negotiated price of $1.84 per share for an aggregate of approximately $.3 million. In addition, the Company issued 180,000 shares of common stock to an individual investor at an agreed upon price of $2.00 per share which equaled market price on the date of issuance, in satisfaction of current and future obligations to pay royalties upon the sale of certain current and future varieties of grass seed. The individual investors are both members of the Company's management but are not officers. The proceeds of these equity issuances were used for working capital.


(D) Earnings per Share

Due to the net losses for the periods presented, options and warrants to purchase common stock, aggregating approximately 8.6 and 3.2 million shares of common stock at December 31, 2000, and 8.9 and 2.0 million shares of common stock at December 31, 1998, were anti-dilutive and do not impact earnings per share.

(E)  Income Taxes

ABT provides income taxes for interim periods based on its estimate of its effective income tax rate for the corresponding fiscal year. ABT anticipates its effective income tax rate for the year ending June 30, 2000 will be approximately zero.

(F)  Contingencies

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

On January 25, 2000, the Company filed a petition seeking relief under Chapter 11 of the Bankruptcy Code. The proceedings against ABT have been stayed pursuant to the automatic stay provisions of the Bankruptcy Code. The proceedings against the directors and officers are not stayed.

In the ordinary course of business, ABT is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of ABT.

(G)  Restructuring and Special Charges

In June 1999, ABT's Board of Directors approved the restructuring plan to integrate the acquired businesses. The plan includes the closure of 33 facilities that were determined to be either redundant or inconsistent with ABT's overall strategic plan and an associated reduction in workforce of approximately 300 full-time employees related to facility closures, elimination of duplicate positions, and streamlining ABT operations related to cost reduction initiatives. In the year ended June 30, 1999, ABT recorded $9.8 million of restructuring and other integration related costs that are non-recurring or infrequent in occurrence. In the six-month and three month periods ended December 31, 1999, ABT recorded additional costs of $41,584 and none. The restructuring and special charges are summarized as follows:


                                             Non-cash                  Cash
                                     -----------------------   -----------------------
                                      Realized      To be         Paid      To be paid
                                       through  realized after   through       after
                           Total      December     December     December     December
                          charges     31, 1999     31, 1999     31, 1999     31, 1999
                        ----------   ----------   ----------   ----------   ----------
Facility closure        $3,361,596   $  272,695   $3,088,901   $     --     $     --
Employee termination     3,181,960         --           --      1,828,089    1,353,871
Disposal of equipment      897,660       82,322      815,338         --           --
Other                    2,351,999         --           --      2,112,918      239,081
                        ----------   ----------   ----------   ----------   ----------
    Total               $9,793,215   $  355,017   $3,834,239   $3,941,007   $1,592,952
                        ==========   ==========   ==========   ==========   ==========

The restructuring charges are based on estimates and, therefore, are subject to change. ABT does not believe any revisions to these estimates will be material.

(H)  Segment Information

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

The following table presents revenues from external customers, intersegment revenues, and segment earnings (loss) for the six-month period ended December 31, 1999 and segment assets as of December 31, 1999:

                                                                 Specialty        Other/
                                   Retail         Wholesale     Distribution      Corporate          Total
                               -------------    -------------   -------------   -------------    -------------
                                                                (In millions)
     Revenues from
        external customers     $   58.3          $   40.2         $   21.9      $    5.0         $  125.4
     Intersegment  revenues         0.4               7.3              0.1           0.6              8.4
     Segment earnings (loss)      (6.2)             (5.8)            (0.1)        (11.0)           (23.1)
     Segment assets                48.9             114.6             19.5         180.9            363.9

The above table includes corporate expenses aggregating $10.3 million that primarily consist of general and administrative expenses of ABT's corporate headquarters (including officer and administrative employee compensation), research and development expenses, amortization of intangibles, and interest expense. Budgeted corporate general and administrative expenses and research and development expenses are allocated to the operating segments based on a percentage of budgeted revenue. Variances to budget or absorption rates are not reallocated. Segment earnings (loss) for the operating segments is determined from revenues, cost of sales, operating expenses, and other income (expense) directly attributable to each segment plus the allocation of budgeted corporate costs. Corporate assets reflected in the above table amount to $180.5 million and primarily include cash, property, plant and equipment (including ABT's enterprise resource planning system and corporate headquarters), intangible assets (including goodwill), deferred tax assets, and other assets (including investments in other entities). The assets of the operating segments primarily consist of accounts receivable, inventory, and property, plant and equipment attributable to each segment.

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

(I)  Reclassifications

Certain amounts in the prior year financial statements have been reclassified to be comparable to the current year presentation.

(J)  Subsequent Events

On January 25, 2000, AgriBiotech, Inc. and several of its subsidiaries filed a voluntary case (the "Bankruptcy Case") with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code ( the "Bankruptcy Code.") The Company is operating its business as a debtor-in-possession and as such, certain of its proposed actions are subject to Bankruptcy Court Approval.

As the Company filed the Bankruptcy Case subsequent to the quarter ended December 31, 1999, the financial statements do not reflect any requirements under Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." The SOP provides guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of Title 11 of the United States Code. Due to the bankruptcy filing the Company is in default of substantially all its debt financing agreements.

The Company's Chapter 11 filing results from a confluence of factors which reduced liquidity and increased pressure on lenders and vendor relationships. First, ABT has been unable to complete the integration of all the thirty-four companies purchased pursuant to the first stage of the Business Plan and achieve the economies of scale and related cost savings. Accordingly, ABT is saddled with high operating costs. Second, the Company's revenues have declined as a result of adverse weather in Oregon which led to delays in bringing products to market. Moreover a worldwide oversupply of turfgrass and forage seed (except for certain varieties) resulting from higher than average harvests in the United States, Canada and Europe, have exerted downward pressure on prices and inability to move inventory as quickly as projected. Third, slower cash collections from customers due to a weak agricultural economy has resulted in reduced liquidity.

The United States Bankruptcy Court approved interim orders on January 28 and February 15, 2000 authorizing the Company to use collateral cash of $3.2 million and an additional $1.2 million, respectively, and granting a replacement lien to its bank syndicate. The latest interim order will expire on February 25, 2000. ABT is currently negotiating with the bank syndicate for debtor-in-possession financing.

On February 15, 2000, the Court approved the appointment of William A. Brandt, Jr. as the Company's responsible natural person under Federal Rule of Bankruptcy Procedure 9001(5). As the Responsible Natural Person, Mr. Brandt will be in complete control of the day to day operations. Although Mr. Brandt will not be an officer of the Company, he shall have all of the powers vested in the members of the board of directors and officers of ABT. To assist Mr. Brandt in fulfilling his duties as the Responsible Natural Person, the Court approved the Company's retention of Development Specialists, Inc. ("DSI") as reorganization consultants.

Mr. Brandt, together with DSI and ABT's other professionals, have determined that it is in the best interests of the Company's estates to sell the assets in one or more going-concern sales as efficiently and expeditiously as possible, provided that sufficient financing for an orderly sale process exists. In that regard, the Company is in the process of preparing a bid solicitation package which will be disseminated to all parties expressing interest in purchasing any of the Company's assets. The Company contemplates that the solicitation material will be available on or before March 1, 2000 and that the deadline for submitting bids will be March 24, 2000. As of the date of this report, all of the members of the Company's Board of Directors and all of its officers have resigned.

Nasdaq National Market has determined to delist the Company's securities from the Nasdaq National Market effective with the close of business on February 18, 2000. The Company has chosen not to file an appeal. Due to the burden on the Company's remaining management and other personnel resulting from the need to focus on reorganization-related matters, the Company has requested a modification of reporting requirements from the Securities and Exchange Commission. The Company believes that the reporting modification requirement is not inconsistent with the protection of investors.


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

     The acquisitions and other operations being included in ABT's consolidated financial statements beginning with each of their acquisition dates significantly affects the meaningfulness of comparisons drawn between periods. Furthermore, the seed business is subject to wide seasonal fluctuations and, therefore, the results of periods less than twelve months, such as the three-month and six-month periods presented herein (each a "Three-Month Period" and "Six-Month Period"), are not necessarily indicative of results which may be expected for an entire year. ABT's fiscal year ("Fiscal") ends on June 30. The significant number of acquisitions and the period for which each is included in ABT's consolidated financial statements in relation to the seasonality of the business cycle of each acquisition significantly affects the meaningfulness of comparisons drawn between periods.

     The Company has incurred significant operating and net losses since inception, and has been unable to generate sufficient cash flow from operating activities to meet projected debt service and other obligations as they become due. The Company's business requires substantial amounts of capital and liquidity, principally for the purchases of inventory, research and development of new proprietary varieties, debt service and working capital requirements.

     On January 25, 2000, AgriBiotech, Inc. and several of it's subsidiaries filed a voluntary case (the "Bankruptcy Case") with the United States Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") under Chapter 11 of the United States Bankruptcy Code ( the "Bankruptcy Code.") Following the commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor-in-possession with the protection and supervision of the Bankruptcy Court. See "Liquidity and Capital Resources" for a description of certain financings obtained by the Company since the filing of the Bankruptcy Case.

     The Company's Chapter 11 filing results from a confluence of factors which reduced liquidity and increased pressure on lenders and vendor relationships. First, ABT has been unable to complete the integration of all the thirty-four companies purchased pursuant to the first stage of the Business Plan and achieve the economies of scale and related cost savings. Accordingly, ABT is saddled with high operating costs. Second, the Company's revenues have declined as a result of adverse weather in Oregon which led to delays in bringing products to market. Moreover a worldwide oversupply of turfgrass and forage seed (except for certain varieties) resulting from higher than average harvests in the United States, Canada and Europe, have exerted downward pressure on prices and inability to move inventory as quickly as projected. Third, slower cash collections from customers due to a weak agricultural economy has resulted in reduced liquidity.

     On February 15, 2000, the Court approved the appointment of William A. Brandt, Jr. as the Company's responsible natural person under Federal Rule of Bankruptcy Procedure 9001(5). As the Responsible Natural Person, Mr. Brandt will be in complete control of the day to day operations. Although Mr. Brandt will not be an officer of the Company, he shall have all of the powers vested in the members of the board of directors and officers of ABT. To assist Mr. Brandt in fulfilling his duties as the Responsible Natural Person, the Court approved the Company's retention of Development Specialists, Inc. ("DSI") as reorganization consultants.

     Mr. Brandt, together with DSI and ABT's other professionals, have determined that it is in the best interests of the Company's estates to sell the assets in one or more going-concern sales as efficiently and expeditiously as possible, provided that sufficient financing for an orderly sale process exists. In that regard, the Company is in the process of preparing a bid solicitation package which will be disseminated to all parties expressing interest in purchasing any of the Company's assets. As of the date of this report, all of the members of the Company's Board of Directors and all of its officers have resigned.

     The Company anticipates that the filing of the Bankruptcy Case, lack of liquidity and current absence of debtor-in-possession financing will have an immediate negative impact on the results of operations. Lower revenues and net losses are anticipated for the foreseeable future considering the Company has not been able to afford certain activities (e.g. purchase of seed for blends and mixes, freight costs, quality testing, etc.) needed to move products to market during this critical shipping season.

     Nasdaq National Market has determined to delist the Company's securities from the Nasdaq National Market effective with the close of business on February 18, 2000. The Company has chosen not to file an appeal. Due to the burden on the Company's remaining management and other personnel resulting from the need to focus on reorganization-related matters, the Company has requested a modification of reporting requirements from the Securities and Exchange Commission. The Company believes that the reporting modification requirement is not inconsistent with the protection of investors.

     In this report and elsewhere (Annual Report, other public filings, press releases, investor and analyst conference calls), ABT has made and will make forward-looking statements relating to matters such as anticipated financial and operational performance; management plans; revenue, cost and profit projections; research and development of new products; acquisition and integration of companies; performance of the seed industry and ABT's competitors; and management's underlying assumptions about the above. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in order to encourage companies to make such statements in order to provide additional information to investors. ABT wishes to make such statements and to avail itself of the "safe-harbor". In order to do so, ABT states that any forward-looking statement involves risks and uncertainties, is not a guarantee of future performance, and the actual financial and economic performance and condition of ABT may differ materially from that expressed in the forward-looking statement, due to a variety of factors, such as those set forth in Item 1 of ABT's Form 10-K for the year ended June 30, 1999 under the heading "General - Forward Looking Statements" and other filings with the Securities and Exchange Commission.


     The above factors have significant effects on the following discussion and analysis and should be considered as part of it.

Results of Operation

     Selected information concerning the results of operations is summarized as follows:

                                                   Six-Month Period                    Three-Month Period
                                                  Ended December 31,                   Ended December 31,
                                                1999             1998                 1999            1998

Net sales                                     $125,472,058      165,540,268           51,965,906      75,938,660
Gross profit                                    32,375,523       41,298,889            9,552,986      17,527,391
           Percentage of net sales                   25.8%            25.0%                18.4%           23.1%
Operating expenses                              51,546,847       46,303,214           26,867,586      25,077,925
           Percentage of net sales                   41.1%            28.0%                51.7%           33.0%
Restructuring and special charges                   41,584                -                    -               -
           Percentage of net sales                    .03%                -                    -               -

     ABT has essentially completed the first phase of its business strategy. The first phase was the Acquisition Program that enabled ABT to accumulate the critical mass it believed was necessary to lead the transformation of the forage and turfgrass sector of the seed industry. The results of certain acquired operations are not included for the entire Fiscal 1999 Six-Month and Three-Month Periods, which effects the comparabilitiy of Fiscal 2000 and Fiscal 1999 results.

     An integral part of ABT's business strategy is to become vertically integrated with production operations producing seed varieties developed by ABT's research operations and then providing those seeds to ABT's distribution operations. This results in sales made by production operations that formerly were made to third parties being made as intercompany sales within ABT owned operations and also results in less purchases of inventory from outside suppliers. Sales between ABT operations are eliminated in the consolidated results of operations. Such sales amounted to $46.6 million (37.1% of reported net sales) in the six-month period ended December 31, 1999 (the "Fiscal 2000 Six-Month Period"), $20.3 million (39.0% of reported sales) in the three-month period ended December 31, 1999 (the the "Fiscal 2000 Three-Month Period"), $45.9 million (26.6% of reported net sales) in the six-month period ended December 31, 1998 (the "Fiscal 1999 Six-Month Period") and $20.1 million (26.5% of reported sales) in the three-month period ended December 31, 1998 (the the "Fiscal 1999 Three-Month Period"). This has two impacts on the financial statements. First, the time certain sales are recorded is delayed in that shipments to third parties are recorded when shipped to the third party, but when shipped to other ABT operations are not recorded as sales until that operation ships the product to its customers. Second, as more production is used internally rather than sold to third parties, sales revenue is reduced since both the internal sales and the related cost of sales are eliminated in the financial statements. However, since the internal costs are lower, the dollar amount of gross profit ultimately realized on these sales is equal to that which would have been recognized prior to the vertical integration. This results in gross profit increasing as a percentage of net sales.


     The Company's net sales for the three-months ended December 31, 1999 were $52.0 million as compared to $75.9 million for the same period of 1999, a decrease of 31.6%. The Company's net sales for the six-month period ended December 31, 1999 were $125.5 million as compared to $165.5 million for the same period of 1999, a decrease of 24.2%. The decreases are primarily due to three reasons. As mentioned above, as ABT becomes more vertically integrated the percentage of its products that are produced internally increases, which reduces the amount recorded as sales. The average sales price for certain seed products decreased substantially from the Fiscal 1999 Six-Month and Three-Month Periods to the Fiscal 2000 Six-Month and Three-Month Periods. Of the seven major species sold during these periods, six decreased in price. The percentage change in the prices of these products ranged from 10% to 45%. This decrease in sales prices negatively impacted net sales. In addition, adverse weather conditions caused the harvest of seed grown for ABT in Oregon, where a significant amount of turfgrass seed is grown, to be approximately three weeks later in the fall of 1999 than in the fall of 1998, which resulted in a reduced amount of seed being available to be sold in the Fiscal 2000 Six Month and Three-Month Periods compared to the prior year. These factors significantly reduced the time available to bring product to market and resulted in unfilled demand, which negatively impacted net sales.

Cost of sales, primarily seed costs, for the three-months ended December 31, 1999 were $42.4 million or 81.6% of net sales compared to $58.4 million for the same period of Fiscal 1999, a decrease of 27.4%. Cost of sales for the six months ended December 31, 1999 were $93.1 million or 74.2% of net sales as compared to $124.2 million for the same period of Fiscal 1999, a decrease of 25.1%. Gross Profit was $9.6 million or 18.4% of net sales for the three months ended December 31, 1999 as compared to $17.5 million or 23.1% of net sales for the same period in Fiscal 1999, a decrease of 27.4%. The decrease in the dollar amounts are primarily due to reduced sales dollars, described above, partially offset by an increase in transportation costs to move product from the production facilities to the distribution facilities. The increased freight was the result of an increased demand curve brought on by the compressed selling season. The decreases in the gross profit percentage are due to a combination of factors such as inventory adjustments as a result of physical inventory counts in late November, a compressed selling season which caused difficulty in getting proprietary products to market, an excess supply of seed for most turfgrass species, which created downward pricing pressure, the continuing pressure on farmers because of falling prices for their products which creates downward pressure on the price of products they purchase, and the higher production costs associated with the availability of transportation.

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

     Operating expense for the three months ended December 31, 1999 were $26.9 million as compared to $25.1 million for the same period of Fiscal 1999, an increase of 7.1%. Operating expenses for the six months ended December 31, 1999 were $51.5 million as compared to $46.3 million for the same period of Fiscal 1999. ABT completed nine acquisitions between July 1, 1998 and June 30, 1999. Total depreciation and amortization increased by $0.9 million in the December 31, 1999 Three-Month Period and $1.8 million in the December 31, 1999 Six-Month Period compared to the prior year, primarily due to these acquisitions and depreciation on ABT's new information system. On a pro forma basis, as if those acquisitions had occurred on July 1, 1998, operating expenses would have been $25.3 million and $48.8 million for the Fiscal 1999 Three and Six-Month Periods. The levels of operating expenses were impacted by the items discussed below, and by the Company's implementation of the Integration Process that was started late in Fiscal 1999 (the "Integration Process"). However, many of the cost savings and efficiencies of the Integration Process were only partially realized during the Fiscal 2000 Six-Month Period due to the timing of its implementation. The percentage increase is attributable to the decrease in the dollar amount of sales due to the factors mentioned above combined with the fact that many operating expenses are fixed and are therefore impacted by a shortfall in sales. In addition to the items discussed below, during the Three-Month Period ended December 31, 1999 the Company recorded an additional reserve for doubtful accounts for approximately $1.8 million as a result of the Company's continued deterioration of trade accounts receivable.

                                          Six-Month Period                    Three-Month Period
                                         Ended December 31,                   Ended December 31,
                                         1999           1998                 1999              1998
Personnel costs                        $22,785,173     21,021,693             $11,162,814      11,276,822
Occupancy expenses                       8,031,306      6,569,552               3,543,036       3,000,747
Vehicle and shipping                     6,298,500      2,911,826               3,543,036       1,439,451
Outside services                         1,844,104      2,015,810                 504,595         773,799
Travel                                   1,459,643      1,729,952                 769,819         926,438
Advertising and promotion                1,963,809      3,764,347               1,016,984       2,284,156
Amortization                             4,486,772      3,031,763               2,531,132       1,711,348

     In addition to the impacts of the Acquisition Program and the Integration Process, personnel costs increased in the Fiscal 2000 Six-Month and Three-Month Periods compared to the same periods in the prior year due to additional part-time and temporary workers hired to assist in the final phase of the Enterprise Resource Planning (ERP) implementation and to assist in the compressed fall selling season. Furthermore, the timing of the implementation of the Integration Process, particularly with respect to ABT's turfgrass production facilities, resulted in ABT not realizing all of the anticipated benefits from reductions in personnel during the Fiscal 2000 Six-Month and Three-Month Periods.

     Occupancy expenses increased in the Fiscal 2000 Six-Month and Three-Month Periods compared to the prior year resulting from additional facilities added since September 30, 1998 due to acquisitions, construction of a new alfalfa production facility, and expansion of ABT's corporate headquarters, partially offset by the closing of certain facilities as part of the Integration Process. At December 31, 1999, ABT had closed 29 of the 33 facilities scheduled to close. However, until closed facilities are disposed of, ABT continues to incur costs for utilities, maintenance, property taxes, and other operating costs. These costs were not accruable as part of the restructuring and special charges recorded at June 30, 1999.

Vehicle and shipping expenses increased in the Fiscal 2000 Six-Month and Three-Month Periods compared to the prior year. The increase was caused by a shortage of available transportation, which resulted in higher shipping prices. Outside services decreased in the Fiscal 2000 Six-Month and Three-Month Periods, primarily due to decreased levels in consulting expenses in connection with acquisition and financing arrangements. Travel costs decreased in the Fiscal 2000 Six-Month and Three-Month Periods compared to the prior year resulting from an increased emphasis by management to reduce travel costs. Advertising and promotion costs decreased in the Fiscal 2000 Six-Month and Three-Month Periods compared to the same period due to the consolidation of programs that reduced redundant projects.

     Amortization increased in the Fiscal 2000 Six-Month and Three-Month Period due to acquisitions completed since July 1, 1998. At December 31, 1999, ABT has unamortized intangible assets, including goodwill, of $151.0 million. ABT's ability to recover the carrying amount of goodwill through undiscounted cash flows assumes that results of operations and cash flows in future periods will improve from historical levels. If ABT is unable to achieve its business objectives, some portion of goodwill could be impaired in subsequent periods. See "Introduction" above.

     Research and development expenses, which are included within the various components of operating expenses described above, were $1.5 million for the three months ended December 31, 1999 compared to $1.2 million for the same period of Fiscal 1999. R&D for the six month period ended December 31, 1999 were $2.9 million compared to $2.0 million for the same period of Fiscal 1999. The increases are due to increased expenditures on ABT's traditional genetic breeding programs for alfalfa and turfgrasses, as well as the establishment of ABT's research facility at The University of Rhode Island and expenses, including amortization of intangibles, related to the technology of Hybrigene, Inc. and Kimergen, Inc., which were not incurred in the Fiscal 1999 Six-Month and Three-Month Periods.

     Interest expense decrease from $3.3 million for the three month period ended December 31, 1999 compared to $2.4 million for the same period of Fiscal 1999. Interest expense for the six month period ended December 31, 1999 was $4.2 million as compared to $5.6 million for the same period of Fiscal 1999. This was primarily due to reduced borrowings under ABT's revolving line of credit. In addition, during the Fiscal 1999 Six-Month and Three-Month Periods, ABT had up to $30 million in borrowings under two short-term bridge financing facilities, which had higher interest rates than the revolving credit facility. These bridge facilities did not exist in the Fiscal 2000 Six-Month and Three-Month Periods.

     ABT's net loss was $19.5 million for the three month period ended December 31, 1999 as compared to $10.3 million for the same period of Fiscal 1999. For the six month period ended December 31, 1999 the net loss was $23.1 million as compared to $9.9 million for the same period of Fiscal 1999. The increase in net loss is a result of the items discussed above. For the Fiscal 2000 Six and Three-Month Periods, average common shares outstanding used in computing earnings per common share increased due to additional shares issued, primarily for cash, acquisitions, options and warrants.

Liquidity and Capital Resources

     The Company has incurred significant operating and net losses since inception, and has been unable to generate sufficient cash flow from operating activities to meet projected debt service and other obligations as they become due. The Company's business has required substantial amounts of capital and liquidity, principally for the acquisitions, integration costs, debt service and working capital requirements.

Net earnings (loss) adjusted for non-cash impacts of depreciation, amortization, equity in earnings of associated entity, deferred taxes, and options for services was a negative $16.0 million in the Fiscal 2000 Six-Month Period compared to a negative $4.9 million for the same period of Fiscal 1999. The Company had negative cash flows from operating activities of $12.7 million during the Fiscal 2000 Six Month Period compared to net negative cash flows from operating activities of negative $11.7 million during the Fiscal 1999 comparable period. The increases in accounts payable and inventories are primarily attributable to the delivery of seed harvested during the fall season. During the Fiscal 2000 Six-Month Period, ABT had net negative cash flows from investing activities of $3.1 million compared to $41.3 million in the prior year, primarily from investments in property, plant and equipment and acquisitions. During the Fiscal 2000 Six Month Period, ABT had net cash flows from financing activities of $11.6 million, primarily due to the sale of common stock and exercise of options, partially offset by a reduction of long and short term debt. During the Fiscal 1999 Six Month Period, ABT had net cash flows from financing activities of $59.7 million, primarily due to additional short-term debt of $19.1 million and proceeds from the issuance of common stock of $26.3 million.

The Company had negative working capital of $8,840,165 at December 31, 1999 as compared to $1,498,277 at June 30, 1999. The decrease in working capital was primarily caused by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

     ABT has a $90 million revolving credit facility with Bank America Business Credit and other lenders expiring in June 2001, under which borrowings were $73.8 million at December 31, 1999, including items in the process of collection. Total short-term debt at December 31, 1999, was $76.7 million compared to $71.9 million at December 31, 1998. At February 11, 2000, approximately $68.9 million was outstanding and a $4 million over-advance existed under the revolving line of credit based on the borrowing base computation at that date. The Company is in default under the credit facility.

     ABT has borrowed approximately $3 million from a special purpose entity controlled by officers of ABT the proceeds of which were used for working capital. This debt is secured by certain real estate and provides for interest at 10% per annum. The debt is due on demand or, if no demand is made, ninety days from the borrowing, and is repayable upon any refinancing by ABT. In November this debt agreement was modified to be due upon demand and it remains outstanding on February 13, 2000.

     In October 1999, ABT signed a commitment letter with GE Capital to arrange a syndicate of lenders to provide ABT with a revolving line of credit in the amount of up to $115 million and five-year term financing of up to $20 million. The revolving line would have replaced the above revolving credit facility.

     In early December GE advised the Company of the likelihood that an equity infusion in an amount greater than $5 million would be necessary to complete the syndication of a long-term debt financing package. GE Capital did not specify the amount of additional equity necessary but estimated it to total approximately $15 million including the $5 million referred to in the original commitment letter. GE Capital withdrew its commitment.

     In early January 2000 the Company commenced workout discussions with its existing bank syndicate in an attempt to obtain additional financing which the Company believed would allow restructuring of operations sufficient to avoid seeking bankruptcy protection. After several days of discussions the bank syndicate informed ABT that it refused to extend any additional financing to the Company outside the context of Chapter 11 bankruptcy proceedings. The Company continued its efforts to complete long-term debt financing with GE Capital and its existing bank syndicate which were unsuccessful. Subsequently the Company filed for a voluntary case with the United States Bankruptcy Court under Chapter 11.

     The United States Bankruptcy Court approved interim orders on January 28 and February 15, 2000 authorizing the Company to use collateral cash of $3.2 million and an additional $1.2 million, respectively, and granting a replacement lien to its bank syndicate. The latest interim order expires on February 25, 2000. ABT is currently negotiating with the bank syndicate for debtor-in-possession financing. There can be no assurance that the Company will emerge from the Bankruptcy Case, that the Company will be able to obtain any necessary additional financing upon such emergence from bankruptcy, or that the Company will generate positive operating cash flow upon such emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amount of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     If the Company is able to emerge from bankruptcy, under SOP 90-7 "Financial Reporting by Entities under Reorganization Under the Bankruptcy Code" the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The adjustment, if there is one to be made, cannot be determined at this time.

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

     On January 25, 2000, the Company filed a petition seeking relief under Chapter 11 of the Bankruptcy Code. The proceedings against ABT have been stayed pursuant to the automatic stay provisions of the Bankruptcy Code. The proceedings against the directors and officers are not stayed.

     In the ordinary course of business, ABT is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of ABT.

ITEM 3.  Defaults Upon Material Indebtedness

     The Company is in default on the BABC Revolving Line of Credit with various terms and covenants (including debt service charge, fixed charged coverage ratio and the minimum gross cash flow). As of December 31, 1999, $73.8 million was outstanding including an over-advance of less than $0.1 million with no arrearage.

     As a result of the non-compliance with the BABC Revolving Line of Credit terms and covenants, the Company became cross default with the Bank of America Mortgage Loan. At December 31, 1999, $1.5 million was outstanding with no arrearage.

ITEM 5.  Other Information

     On February 15, 2000, the Bankruptcy Court approved the appointment of William A. Brandt, Jr. as the Company's responsible natural person under Federal Rule of Bankruptcy Procedure 9001(5). As the Responsible Natural Person, Mr. Brandt will be in complete control of the day to day operations. Although Mr. Brandt will not be an officer of the Company, he shall have all of the powers vested in the members of the board of directors and officers of ABT. To assist Mr. Brandt in fulfilling his duties as the Responsible Natural Person, the Court approved the Company's retention of Development Specialists, Inc. ("DSI") as reorganization consultants.

     Mr. Brandt, together with DSI and ABT's other professionals, have determined that it is in the best interests of the Company's estates to sell the assets in one or more going-concern sales as efficiently and expeditiously as possible, provided that sufficient financing for an orderly sale process exists. In that regard, the Company is in the process of preparing a bid solicitation package which will be disseminated to all parties expressing interest in purchasing any of the Company's. As of the date of this report, all of the members of the Company's Board of Directors and all of its officers have resigned.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  27.1 Financial Data Schedule.

(b)      Reports on Form 8-K

     During the quarter ended December 31, 1999 and through February 21, 2000, the following Form 8-K filings were made by ABT:

          Dated  January 25, 2000 and filed  February 9, 2000 - To report  under
          Item 3, 5 and 7, relating to the Company filing Bankruptcy under Chapter 11 and press releases.

          Dated  December 7, 1999 and filed  December 7, 1999 - To report  under
          Item 5 and 7, press release relating to response from GE Capital relating to additional equity infusion.

          Dated  November 10, 1999 and filed November 16, 1999 - To report under
          Item 5 the adoption of a shareholder rights plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              AGRIBIOTECH, INC.,



Date:  February 22, 2000                      By:  /s/ William A. Brandt, Jr.
                                                   ----------------
                                                   William A. Brandt, Jr.
                                                   Responsible Natural Person